Form 10QSB
period 2001-06-30
PODS INC
filed 2001-08-10
CIK 1094969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2001

or

{_}	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-55460

PODS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Florida	59-3589361

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6061 45th Street North St Petersburg, Florida	33714

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPONE NUMBER, INCLUDING AREA CODE: 727 528-6300

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {X}

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The registrant had 11,003,237 Shares of Common Stock, $.0001 par value, outstanding as of August 10, 2001.

INDEX

Page

PART I — FINANCIAL STATEMENTS

ITEM 1 - Financial Statements

Balance Sheets as of September 30, 2000 and June 30, 2001 (Unaudited)	3

Statements of Operations for the three months and nine month periods ended June 30, 2001 and 2000 (Unaudited)	5

Statement of Stockholders’ Equity for the nine months ended June 30, 2001 (Unaudited)	6

Statements of Cash Flows for the nine months ended June 30, 2001 and 2000 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II — OTHER INFORMATION

ITEM 6 – Other Information

Exhibit List	14

PODS, Inc.

Balance Sheets

	June 30	September 30
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash	$87,996	$422,997
Accounts receivable, net of allowance for doubtful accounts of $13,188 and $49,800, respectively	798,719	643,190
Prepaid expenses and other current assets	75,705	28,202
Inventory	679,602	565,164

Total current assets	1,642,022	1,659,553
PODS® and lifts in process	—	103,565
Rental equipment, net of accumulated depreciation	3,640,836	3,732,877
Property and equipment, net of accumulated depreciation	1,501,005	1,407,905
Other assets:
Deposits	189,731	114,531
Other noncurrent assets	565,409	262,260

Total other assets	755,140	376,791

Total assets	$7,539,003	$7,280,691

Balance Sheets (continued)

	June 30	September 30
	2001	2000

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,694,485	$1,311,591
Due to customers	38,443	97,529
Deferred revenue	381,360	278,974
Accrued expenses	636,903	269,726
Current portion of long-term debt and capital leases	798,120	693,165

Total current liabilities	3,549,311	2,650,985
Long-term debt and capital lease obligations, net of current portion	1,857,277	1,744,602
Stockholders’ equity:
Common stock, par value $.0001 per share:
authorized 100,000,000 shares; 11,003,237 shares issued and outstanding	1,100	1,100
Additional paid-in capital	6,353,315	6,235,650
Accumulated deficit	(4,222,000)	(3,351,646)

Total stockholders’ equity	2,132,415	2,885,104

Total liabilities and stockholders’ equity	$7,539,003	$7,280,691

See accompanying notes.

PODS, Inc.

Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	June 30		June 30
	2001	2000	2001	2000

Revenues:
Rental and delivery revenue	$1,057,777	$855,633	$3,096,303	$2,109,852
Sales of PODS® and lifts to franchisees	2,295,617	946,913	4,052,332	1,864,633
Franchise license revenue	160,000	55,000	300,000	145,000
Revenue from services to franchisees	166,657	49,155	411,226	64,312

	3,680,051	1,906,701	7,859,861	4,183,797
Cost of revenues:
Cost of rental and delivery	566,363	490,954	1,667,418	1,442,327
Cost of sales of PODS® and lifts	1,812,783	825,651	3,338,148	1,675,879
Franchise costs	21,958	3,002	49,395	113,698

	2,401,104	1,319,607	5,054,961	3,231,904
Operating expenses:
Selling, general and administrative expenses	999,691	749,074	2,921,932	2,190,178
Depreciation and amortization	176,618	147,000	523,527	341,086

Income (Loss) from operations	102,638	(308,980)	(640,559)	(1,579,371)
Other expense (income):
(Gain) on disposal of equipment	(18,110)	—	(18,231)	—
Other income	—	(4,606)	(57)	(43,761)
Interest expense	84,303	33,772	248,083	109,490

Net income (loss)	$36,445	$(338,146)	$(870,354)	$(1,645,100)

Basic and diluted net loss per share	$0.00	$(0.03)	$(0.08)	$(0.15)

Weighted average number of shares outstanding Basic	11,003,237	11,003,237	11,003,237	11,000,828

Diluted	11,450,070	11,003,237	11,003,237	11,008,828

See accompanying notes.

PODS, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2000	11,003,237	$1,100	6,235,650	(3,351,646)	2,885,104
Fair value of options issued in connection with guarantees of debt			117,665		117,665
Net loss				(870,354)	(870,354)

Balance at June 30, 2001(Unaudited)	11,003,237	$1,100	$6,353,315	$(4,222,000)	$2,132,415

See accompanying notes.

PODS, Inc.

Statements of Cash Flows (Unaudited)

	Nine months ended
	June 30

	2001	2000

Cash flow from operating activities
Net loss	$(870,354)	$(1,645,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	523,527	341,086
Gain on disposal of equipment	(18,231)	0
Cumulative effect of change in accounting principle	0	0
Changes in assets and liabilities:
Accounts receivable	(202,237)	(459,171)
Prepaid expenses and other current assets	(47,503)	(20,935)
Inventory	(114,438)	(309,756)
PODS® and lifts in process	103,565	0
Deposits and other noncurrent assets	(9,574)	(14,399)
Accounts payable	382,894	(154,080)
Due to customers	(59,086)	28,803
Deferred revenue	102,386	16,699
Accrued expenses	367,177	85,344

Total adjustments	1,028,480	(486,409)

Net cash provided by (used in) operating activities	158,127	(2,131,509)
Cash flow from investing activities
Purchase of PODS	(215,048)	(1,160,162)
Purchase of property and equipment	(274,736)	(331,739)
Patent costs	0	(11,352)

Net cash used in investing activities	(489,784)	(1,503,253)
Cash flow from financing activities
Debt issuance cost	(220,973)	0
Proceeds from long-term debt	850,000	712,149
Principal payments on long-term debt and capital lease obligations	(632,371)	(387,748)
Issuance of common stock for cash, net of offering costs	0	3,759,653

Net cash (used in) provided by financing activities	(3,344)	4,084,054

Net (decrease) increase in cash	(335,001)	449,292
Cash at beginning of period	422,997	0

Cash at end of period	$87,996	$449,292

Supplemental disclosures of noncash financing activities Equipment financed through capital leases	$0	$281,276

Fair value of options issued in connection with guarantees of debt	$117,665	$0

See accompanying notes.

PODS, Inc.

Notes to Financial Statements

June 30, 2001

NOTE 1. BASIS OF PRESENTATION

The accompanying balance sheet as of June 30, 2001, statements of operations for the three and nine months ended June 30, 2001 and 2000, the consolidated statements of cash flows for the nine months ended June 30, 2001 and 2000, and the consolidated statement of stockholders’ equity for the nine months ended September 30, 2000 are unaudited.

In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in PODS, Inc.’s registration statement on form SB-2 file number 333-55460 and declared effective by the Securities and Exchange Commission on May 30, 2001.

NOTE 2. Subordinated Debt Offering

On May 30, 2001 the Company’s registration statement on form SB-2 allowing the Company to raise up to $10 million before offering expenses was declared effective by the Securities and Exchange Commission. Subsequent to June 30, 2001 the Company has received purchase orders and payment in escrow for $3,140,000 million of the Subordinated Debentures

PODS, Inc.

Notes to Financial Statements (continued)

NOTE 3. INVENTORY

Company’s inventory is summarized as follows:

	June 30	September 30

	2001	2000

	(Unaudited)
Completed PODS® and lifts	$0	$53,932
PODS® and lifts in process	$24,382	$50,142
Raw Materials	$655,220	$461,090

Total Inventory	$679,602	$565,164

NOTE 4. EARNINGS PER SHARE

Basic earnings per share (“EPS”), is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock.

The following table reconciles the numerators and denominators of the basic and diluted EPS computations:

	For 3 Months Ended		For 9 Months Ended

	June 30	June 30	June 30	June 30
	2001	2000	2001	2000

Numerator:
Numerator for basic and diluted earnings per share	$36,445	$(338,146)	$(870,354)	$(1,645,100)

Denominator:
Denominator for basic earnings per share effect of dilutive securities	11,003,237	11,003,237	11,003,237	11,000,828

Employee Stock Options/Loan Guarantees	446,833	0	0	0

Denominator for diluted earnings per share – adjusted weighted average shares	11,450,070	11,003,237	11,003,237	11,000,828

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2001 Compared to Three and Nine Months nded June 30, 2000

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report and in the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission, certain of which were audited by the Company’s predecessor independent accountants. Management’s discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about the Company, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by or on behalf of Company. Words such as “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. The Company’s actual results may differ materially from what is expressed in such forward-looking statements. All forward-looking statements are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed in such forward-looking statements include, but are not limited to: changes in general economic and business conditions affecting the storage and moving business, the Company’s ability to develop adequate consumer demand for PODS in its existing markets and in each new market it enters; and, changes in the Company’s business strategies; and the risk factors listed from time to time in the Company’s registration statements and reports as filed with the Securities Exchange Commission.

     Overview. The following is a discussion of certain factors affecting our results for the three month and nine month periods ending June 30, 2000 and June 30, 2001 and our liquidity and capital resources.

     Net Cash. Net cash provided by operations was $158,127 for the nine month period ended June 30, 2001 compared to $2,131,509 used in the nine month period ended June 30, 2000. Our decrease in the net cash flow deficit during the nine month period ended June 30,2001 is primarily a result of increased POD and lift sales to franchises and higher utilization of PODS in company-owned territories.

     Capital Expenditures. Our business is capital intensive. We incur relatively large capital expenditures to open and grow PODS moving and storage businesses in a territory. Those expenses include the manufacture of PODS and lifts and the acquisition of trucks, forklifts, computer and office equipment. Also, because we have a unique product, we must spend a considerable amount in each new market to educate consumers about the advantages of using PODS over other moving and storage alternatives.

     Capital expenditures consisting primarily of new PODS and lifts being placed in service decreased by $1,013,469 or 67% from $1,503,253 during the nine month period ended June 30, 2000, to $489,784 during the nine month period ended June 30, 2001. During the nine month period ended June 30, 2000, we opened the Ft Lauderdale location, which required additional capital expenditures. No new locations were opened during the nine-month period ended June 30, 2001. The company had less capital available during the nine-month period ended June 30, 2001, to invest in PODS and lifts than it did during the nine-month period ended June 30, 2000.

     The PODS and lifts used in company-owned territories increased by 99 PODS, or 5% and one lift in 2001. At June 30, 2000, we had 2,105 PODS and 10 lifts in service. At June 30, 2001, we had 2,204 PODS and 10 lifts in service.

     Advertising expenditures, to educate consumers about the advantages of using PODS, which are included in cash flow from operations, decreased by $161,168 or 30% from $532,496 for the nine month period ended June 30, 2000 to $371,328 for the nine month period ended June 30, 2001.

     Rental and Delivery Revenue. Rental and delivery revenue increased by $202,144 and $986,451 or 24% and 47%, respectively, from $855,633 and $2,109,852, respectively, for the three and nine months ended June 30, 2000 to $1,057,777 and $3,096,303, respectively, for the three and nine months ended June 30,2001. The number of PODS available for rent in Company-owned markets increased by 99 or 5%, from 2,105 at June 30, 2000 to 2,204 at June 30, 2001. The average monthly revenue per POD rented also increased by $17.85 and $13.82 per POD rented or 13% and 10%, respectively, from $133.69 and $132.01, respectively during the three and nine-month period ended June 30, 2000 to $151.54 and $145.83, respectively, during the three and nine-month period ended June 30, 2001.

     Sales of PODS and Lifts to Franchisees. Revenue from the sale of PODS and lifts to franchisees increased by $1,348,7004 and $2,187,699 or 142% and 117%, respectively, from $946,913 and $1,864,633, respectively, for the three and nine month period ended June 30, 2000 to $2,295,617 and $4,052,332 for the three and nine month period ended June 30, 2001. PODS sold increased by 616 and 1,034 or 127% and 112%, respectively, from 484 and 923 PODS, respectively, in the three and nine-month period ended June 30, 2000 to 1,100 and 1,957 PODS, respectively, in the three and nine-month period ended June 30, 2001. Lifts sold increased by six and eight or 150% and 80%, respectively, from four and ten lifts sold, respectively, during the three and nine months ended June 30, 2000 to ten and eighteen lifts sold, respectively, during the nine months ended June 30, 2001.

     Franchise Revenues. Franchise revenues consists primarily of initial license fees paid by the franchisee for exclusive rights for a geographic territory, which is recognized in revenue when the franchisee opens for business, and an 8% royalty the franchisee pays on a semi-monthly basis. Franchise revenues increased by $222,502 and $501,914 or 214% and 240%, respectively, from $104,155 and $209,312, respectively, during the three and nine month periods ended June 30, 2000 to $326,657 and $711,226, respectively, during the three and nine month periods ended June 30,2001.

     Gross Profit from Rental and Delivery Revenue. Gross profit from rental and delivery revenue represents revenues less the cost of services provided. Gross profit increased by $126,735 and $761,360 or 35% and 114%, respectively, from $364,679 and $667,525, respectively, during the three and nine months ended June 30, 2000 to $491,414 and $1,428,885, respectively, during the three and nine-month period ended June 30, 2001. Gross profit as a percentage of revenue also increased from 43% and 32%, respectively, during the three and nine-month period ended June 30, 2000 to 46% and 46%, respectively, during the three and nine months ended June 30, 2001. The increase in gross profit as a percentage of revenue is a result of better leveraging certain fixed costs in the rental and delivery of PODS.

     Gross Profit from the Sale of PODS and Lifts. Gross profit from the sale of POD and lifts represents the revenue from the sale of PODS and lifts less all manufacturing costs related to their production. Gross profit increased by $361,572 and $525,430 or 298% and 278%, respectively, from $121,262 and $188,754, respectively, during the three and nine months ended June 30, 2000 to $482,834 and $714,184, respectively, during the three and nine months ended June 30, 2001. Gross profit as a percentage of revenues also increased from 13% and 10%, respectively, during the three and nine-month period ended June 30, 2000 to 21% and 18%, respectively, during the three and nine-month period ended June 30, 2001.

     Gross Profit from Franchise Revenues. Gross profit from franchise revenues represents the revenues less costs associated with selling and opening a franchise. Gross profit from franchise revenues increased by $203,546 and $566,217, respectively, from $101,153 and $95,614 during the three and nine months ended June 30, 2000 to $304,699 and $661,831 for the three and nine months ended June 30, 2001.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $250,617 and $731,754 or 33% and 33%, respectively, from $749,074 and $2,190,178 during the three and nine months ended June 30, 2000 to $999,691 and $2,921,932 during the three and nine months ended June 30, 2001, primarily as a result of increased staffing of over 50% from June 30, 2000 to June 30, 2001 to handle the larger volume of business. Selling, general and administrative expense as a percentage of revenue decreased from 39% and 52%, respectively, during the three and nine-month period ended June 30, 2000 to 27% and 37%, respectively, during the three and nine-month period ended June 30, 2001. The decrease in selling general and administrative expenses as a percentage of revenues is primarily a result of efficiencies derived from a larger revenue base.

     Interest Expense. Our interest expense increased by $50,531 and $138,592 or 150% and 127%, respectively, from $33,772 and $109,490, respectively, during the three and nine months ended June 30, 2000, to $84,303 and $248,082, respectively, during the three and nine months ended June 30, 2001. The increase in interest expense is a result of our increased borrowings during calendar year 2000 to develop our infrastructure and to support our growth. Our interest expense will increase substantially in the future as a result of the sale of our current debenture offering and increased borrowings we expect to incur.

     Net Losses. Our net loss decreased by $374,591 and $774,747 or 111% and 47%, respectively, from $(338,146) and $(1,645,100) for the three and nine months ended June 30, 2000 to net income of $36,445 and net loss of $(870,353) for the three and nine months ended June 30, 2001. Our net loss as percentage of revenue decreased from (18%) and (39%), respectively, for the three and nine months ended June 30, 2000 to 1% and (11%), respectively, for the three and nine months ended June 30, 2001. We have experienced a profitable quarter for the three months ended June 30, 2001 and expect to continue profitable operations during the remainder of the fiscal year ended 2001.

Liquidity and Capital Resources

Liquidity – Sources of Cash

     Sales to Franchisees. Our largest source of cash during the nine months ended June 30, 2001 was from sales of PODS and lifts to our franchisees and fees and royalties paid by our franchisees. We expect our sales to franchisees to increase significantly during the remainder of the fiscal year, as a result of the maturing of franchises we sold during 2000, and as a result of franchises we expect to sell to others in 2001.

     Rental and Delivery Revenue. During the nine month period ended June 30, 2001 our second largest source of cash was from rental and delivery revenue generated by our company-owned PODS moving and storage business. We expect revenues from this source to increase significantly after we complete the sale of the debentures as capital will be available to invest in additional PODS for our current locations and we expect to open new metropolitan territories.

     Borrowings. During the nine months ended June 30, 2001, our long-term debt increased to $2,655,397. Our long-term debt will increase substantially as we sell the debentures. We also believe that our ability to borrow will increase as we sell debentures and we expect to borrow additional funds after we sell the debentures.

     On May 30, 2001 the Securities and Exchange Commission declared effective the Company’s registration statement on form SB-2. The Company is in the process of raising $10 million before offering expense through this subordinated debt offering. Subsequent to June 30, 2001 the Company has received purchase orders and payment in escrow for $3,140,000 million of the Subordinated Debentures

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Certificate of Incorporation*
3.2	Articles of Amendment to Certificate of Incorporation
3.3	Bylaws*
4.1	Revised form of 12% Series A Subordinated Convertible Debenture*
4.2	Revised Form of Trust Indenture for Series A Subordinated Convertible Debenture*

*	Incorporated by reference to the PODS, Inc. Pre-Effective Amendment No. 4 to Registration Statement on Form SB-2, File No. 333-55460, filed on May 30, 2001.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PODS, INC. (Registrant)
Signature	Title	Date

–s– Peter S. Warhurst	Chairman of the Board of	August 10, 2001
Peter S. Warhurst	Directors; Chief Executive Officer

–s– Thomas M. Calcaterra	Chief Financial Officer	August 10, 2001
Thomas M. Calcaterra