Form 10KSB40
period 2001-09-30
PODS INC
filed 2001-12-21
CIK 1094969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K SB

  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2001

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________
Commission file number           333-55460

PODS, Inc.

(Name of small business issuer in its charter)

Florida	59-3589361

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6061 45th Street N St St Petersburg FL.	33714

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 528-6300

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)
None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB.

State issuer’s revenues for its most recent fiscal year.   $12,011,571

The Company is unable to state the aggregate market value of the voting and non-voting common equity held by non-affiliates because the Company’s common equity is not publicly traded and no valuation of the shares has been performed.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   11,003,237

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K SB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). None

Transitional Small Business Disclosure Format (Check one):   Yes    ;   No

PART I

Item 1.  Description of Business.

Summary

         We began operating a PODS storage and moving business through a predecessor in January, 1998. PODS, Inc., a Florida corporation, was formed in July, 1999. Our executive offices are located at 6061 45th Street North, St. Petersburg, Florida 33714. Our telephone number is (727) 528-6300. Our website address, which contains information about us, is www.podsusa.com. Information contained in our website is not part of this prospectus.

         We operate company-owned PODS storage and moving businesses in the Tampa Bay area of Florida and in Ft. Lauderdale, Florida. We are also a franchisor of PODS protected franchise areas in 23 metropolitan areas in thirteen states. PODS is an acronym for Portable On Demand Storage. The PODS concept is simple:

•	deliver the two most popular sizes of mini-storage units by truck to the customer’s location;

•	gently lower the storage unit onto the driveway;

•	allow the customer to pack the storage unit and call when it is ready for pick up; and,

•	load the storage unit on a truck and store it in a centrally-located warehouse until needed or transport it to another metropolitan area.

         This concept has several advantages over other moving and storage methods. It:

•	eliminates the need for us to have a costly retail storage location (usually on high-traffic streets);

•	eliminates the need for customers to rent a truck and storage space, making it easier to move and store goods;

•	allows us to use our trucks more efficiently; and,

•	allows us to charge lower prices and provide greater convenience to our customers.

Selected Financial Data

         In the table below, we provide you with selected financial data of PODS, Inc. We have prepared the information for the year ended September 30, 2001 and the nine-month period ended September 30, 2000, from the financial statements audited by Ernst & Young LLP, independent auditors.

         When you read this selected financial data, it is important that you read along with it the historical financial statements and related notes included in this annual report as well as the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	12-Month and Nine Month Years Ended

	September 30,	September 30,
	2001	2000

Statement of Operations Data:

Revenues	$12,011,571	$5,992,823

Net Loss	$(1,233,380)	$(1,280,832)

Loss per share basic and diluted	$(0.11)	(0.12)

Weighted average shares outstanding—basic and diluted	11,003,237	11,003,237

Balance Sheet:

Total Assets	$10,915,093	$7,280,691

Long Term Obligations	$6,294,240	$2,437,767

FORWARD-LOOKING STATEMENTS

         General. This annual report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the storage and moving industry, statements about our expectations, future business plans and strategies, and most other statements that aren’t historical in nature. In this annual report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like. In particular, forward looking statements include our expectation as to our need for additional funds in the future and our ability to sell additional franchises, borrow additional funds, the sale of additional debentures, our expectations that rental and delivery income will increase in the future, and our expectation that our operations, borrowings or capital infusions will generate sufficient cash to sustain our operations, to pay interest on the debentures and to pay the debentures at maturity. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, include:

•	changes in general economic and business conditions affecting the storage and moving business;

•	our ability to develop adequate consumer demand for PODS in our existing markets and in each new market we enter; and,

•	changes in our business strategies.

OUR BUSINESS

General

         We are a Florida corporation. We were formed in July, 1999, and acquired the assets of PODS, LLC, a Florida limited liability company in September, 1999. PODS, LLC was formed in August, 1998, when it succeeded to the business of Rope Development Partnership. Rope Development Partnership began its operation of a PODS moving and storage business in Pinellas County, Florida in January, 1998. We operate company-owned PODS moving and storage businesses and we are a franchisor of PODS protected franchise territories in 23 metropolitan areas.

         Background. In October of 1996, our founders made a decision to enter the mini-storage business. They formed a partnership and began building a mini-storage warehouse. The high cost of suitable real estate and limited location sites available for future facilities coupled with the red tape encountered while trying to gain the numerous required city, county and state approvals for their business soon frustrated them. These frustrations led them to search for a better way to provide storage facilities within the marketplace. Faced with the challenge of trying to offer a more convenient service to the consumer as well as one that used less expensive warehouse space, the PODS concept was born.

         PODS is an acronym for Portable On Demand Storage, a storage concept which literally brings the storage facility to the consumer. PODS was created from a simple concept of delivering the most popular size mini-storage unit by truck to the customer’s location, lowering the unit hydraulically onto the customer’s driveway and leaving it there to be packed by the consumer. Once packed, the customer can either leave it at their site for storage or simply phone us to pick it up and take it to a centrally located warehouse for storage until needed. PODS can also be moved to any location in any state where we or our franchisees have operations.

         During the fall of 1997, our founders designed, built and tested prototype PODS and the hydraulic lift system used to move the PODS on to and off of the trucks. By year-end, they were convinced that PODS was a viable alternative to the conventional mini-storage method. In January 1998, through a predecessor company, they began full-scale operations serving Northern Pinellas County, Florida. These operations included television advertising and a move to the first PODS warehouse with 10,000 square feet of space. As a result of positive consumer response within its operating territory and increased awareness of the PODS business, we began providing service to Southern Pinellas County in March of 1998 and Hillsborough County Florida in May/June of the same year.

Storage and Warehousing

         We currently operate four warehouse locations which provide storage solutions for Broward, Pinellas, Pasco and Hillsborough Counties in Florida. We have one manufacturing facility in Florida which produces both the POD container units and our hydraulic lift systems. We opened a second manufacturing facility in Illinois during 2001 which produces the POD containers. At December 14, 2001, there are over 8,400 PODS in service. We own roughly 2,900 of them, which are available for rent at our company-owned locations. The remainder are owned by our franchisees and are rented by them in their territories.

         We provide solutions for both individual consumers and businesses in need of storage facilities. We offer three different types of storage options:

•	warehouse storage;

•	on-site storage; and

•	point-to-point moves.

         Warehouse Storage. We offer warehouse storage for the consumer who wishes to rent a POD unit, pack it, and store it for at least one month. Our customers use monthly warehouse storage rental for:

•	storage when between homes, either awaiting real estate closing dates or completion of new construction;

•	storage of excess personal possessions;

•	storage during renovations;

•	storage after damage from fire or storms;

•	storage of business records and files; and

•	storage of excess business inventory.

         On-Site Storage. We offer the consumer a choice of storing a rented POD at their own location instead of at one of our warehouses. POD units are built from a special laminate material which makes them weatherproof and allows exposure to the elements without damage to the contents. Our customers use monthly on- site storage rental for the reasons listed above, and for storage of special event materials; and contractor materials storage at construction sites.

         Inter/Intra State Moves. In July, 2000, we began offering our customers the ability to contract for point-to-point moving services both within a metropolitan area and between metropolitan areas served by us and our franchisees. We designed the cross-country move program to address the business questions that arose when a customer intended to move across the boundaries of one territory’s local delivery area and into another territory. This was particularly important as customers had begun moving from company-owned territories to franchised territories, from franchised territories to company-owned and between franchise territories. The program is designed to assure that our customers receive a consistent level of service defined by us and that pricing to the customer is consistent. It was also designed to make a cross territory move as seamless as possible so that the customer will not be aware they have moved between Company owned and franchised territories.

         Since the inception of the cross-country move program, we have completed approximately 600 cross-country moves. The majority of these moves have been within the State of Florida. We have not formally advertised or promoted the use of PODS for cross-country moves at this time. All sales to date have come from customer requests. As our existing franchises mature and we open new territories, we expect this business to continue to grow.

         Customers use our point-to-point moving services for:

•	customer relocation; moving to a new home; and

•	business relocation; moving to a new office or facility.

Proprietary Property

         We have designed and engineered a hydraulic lift system. We install the system directly onto trucks which are used to move and transport PODS. Unlike our competition, we have eliminated the need for a forklift or a tilt-bed truck to move storage containers. Our proprietary lift system eliminates problems for the consumer by allowing for a more suitable method of delivery and pick-up. We have received two U.S. patents for our hydraulic lift system. They expire on June 6, 2020, and December 5, 2020. Our lift system:

•	can handle large, heavy containers;

•	can deliver and pick-up in restricted spaces;

•	does not require additional equipment in order to load and unload the rental units;

•	loads and unloads the POD unit without tilting the container, thereby minimizing shifting and damage to contents.

         The use of the PODS mark and its distinctive design and color scheme, our computer software, PODS containers and our patented lift system gives us a competitive advantage that is essential to our business. We rely on patent and trademark laws, trade secret protection and confidentiality, and our franchise agreements to protect our proprietary rights. To date, no infringement claims have been asserted against us or our franchisees and we know of no competitors using our marks, trade dress, PODS containers, lift system or computer software.

         We believe that the barriers to starting a portable on demand storage business are substantial. However, given enough time and money, competitors offering a similar service could enter the market. For instance, others, including traditional moving and storage businesses, could develop substantially equivalent marks, designs, computer systems and lift systems and use them to compete with us. If they have larger advertising and capital budgets than we do, they could cut into our market share and require us to lower our prices to compete, which would reduce our operating margins.

Company-Owned Locations

         We currently operate company-owned PODS moving and storage businesses in the Tampa Bay area of Florida and in Ft. Lauderdale, Florida.

Franchise Locations

         The following table includes information at December 14, 2001, with respect to the PODS moving and storage franchises we have granted:

		Number of		Date Opened
Metropolitan	Date	Franchise	Number of	or Expected
Area Served	Signed	Territories(1)	PODS Owned	Opening Date

Sarasota, Florida(2)	03/15/99	1.5	765	06/99

Orlando, Florida	08/16/99	4	1054	11/99

Lee County, Florida(2)	10/20/99	1	See footnote (3)	03/00

Minneapolis, Minnesota	01/17/00	6	690	04/00

Dallas, Texas	03/07/00	2	35	07/01

Indianapolis, Indiana	04/14/00	3	523	06/00

Charlotte, North Carolina	05/01/00	1.5	391	07/00

Dayton, Ohio	06/29/00	2	299	08/00

Daytona, Florida	07/27/00	1	310	09/00

Jacksonville, Florida	07/27/00	2	340	12/00

Brevard County, Florida	07/27/00	1	108	03/01

Baton Rouge, Louisiana	11/22/00	1.5	196	05/01

St. Louis, Missouri	12/01/00	2	145	02/01

Memphis, Tennessee	12/01/00	2	—	See footnote (4)

Nashville, Tennessee	12/01/00	1.5	—	01/02

Palm Beach County, Florida	02/06/01	2	341	04/01

Miami, Florida	03/31/01	1	36	06/01

Warren and Butler Counties, Ohio	03/28/01	1	See footnote (3)	04/01

Charleston, S.C.	04/09/01	1	—	01/02

		Number of		Date Opened
Metropolitan	Date	Franchise	Number of	or Expected
Area Served	Signed	Territories(1)	PODS Owned	Opening Date

Atlanta GA	07/12/01	2	36	11/01

Jackson MS	09/15/01	1	50	10/01

Columbus OH	09/15/01	3.25	35	12/01

Kansas City MO	11/15/01	1	—	02/02

(1)	A franchise “territory” is an area containing a population of about 400,000 residents.

(2)	Initial franchise fee waived.

(3)	Expanded the territory owned by an existing franchisee. The number of PODS owned is included in the original franchise territory figure.

(4)	No date has been set for the opening of this metropolitan area.

         We have a deposit for three franchise territories in Dallas from a new potential franchisee. The contract has not been signed as of December 14, 2001.

         We enter into a franchise agreement with each of our franchisees. We have negotiated the terms of the franchise agreements in the past in order to accelerate the development and growth of our business. Initial franchise fees per “territory” have ranged from $30,000 to $75,000. In some cases, payment has been deferred until no later than opening. We are less likely to negotiate the terms now and we expect that, in the future, most terms will be non-negotiable. Our currently offered terms include:

•	Term of 20 years, with the right to acquire successor franchises upon expiration;

•	Initial franchise fees of $75,000 per each protected area with a population of approximately 400,000;

•	Royalties payable to us of 8% to 10% of net sales, with a minimum royalty of $3,500 (adjusted by a cost of living escalator) commencing on the second anniversary of the Franchise Agreement and after the royalty reaches 10%, a 2% refund if the franchisee’s performance rating is excellent or satisfactory or better;

•	Requirement to purchase at least 35 PODS containers and 2 lifts from us prior to opening. Prices for the PODS are currently $1,725 per 12-foot container and $1,976 per 16-foot container. The price of the lifts varies with our materials and manufacturing costs, but is currently $34,000 each;

•	Requirements that franchisees spend minimum amounts on advertising;

•	A requirement that the franchisee initially lease a warehouse with at least 20-foot ceilings for first year use and that the franchisee lease or acquire as its first permanent warehouse a 20,000 to 30,000 foot warehouse meeting our specifications.

Expansion Strategy

         General. Our business is capital intensive. In order to commence operations in an area with a population of about 400,000 residents, it is generally necessary to have at least 35 PODS, two lifts, two trucks and a large storage warehouse. Because the PODS and lifts are classified as limited-use assets by asset-based lenders, we have had difficulty obtaining asset-based loans. Because we are a young company and have not been profitable, non asset-based loans have only been available to us on a limited basis. As a result, our expansion strategy has focused on selling protected franchise territories and using the revenues from franchisees and other available capital, to fund the establishment of company-owned PODS moving and storage businesses.

         We plan to grow by expanding our existing company-owned operations, opening new company-owned operations, and selling additional franchises. We may also enter into joint venture arrangements if the opportunity presents itself. Among the new markets we are targeting are:

•	Chicago, Illinois

•	Louisville, Kentucky

•	Baltimore, Maryland

•	Boston, Massachusetts

•	Detroit, Michigan

•	Bergen County, New Jersey

•	Long Island, New York

•	Raleigh, North Carolina

•	Cincinnati, Ohio

•	Cleveland, Ohio

•	Philadelphia, Pennsylvania

•	Pittsburgh, Pennsylvania

•	Providence, Rhode Island

•	Houston, Texas

•	San Antonio, Texas

•	Fairfax County, Virginia

•	Milwaukee, Wisconsin

The PODS Concept

         General. Unlike traditional self-storage businesses, we deliver large, weather-resistant storage container units directly to the customer’s door. Customers are able to keep PODS at their home or office as long as necessary (subject to any local regulations), allowing them to pack the units at their leisure. If storage is desired, we will pick up the container and deliver it to one of our warehouses where it is stored until directed by the customer to re-deliver it to a new location. The PODS concept is simple:

•	deliver the most popular sizes of mini-storage units by truck to the customer’s location;

•	lower the storage unit onto the driveway;

•	let the customer pack the storage unit and call when it is ready for pick up; and,

•	load the storage unit on a truck and store it in a centrally-located warehouse until needed.

         This concept has several advantages over other moving/storage methods, including:

•	eliminating the need for us to have retail storage locations, usually on high-traffic streets, with real estate costs higher than our warehouse locations;

•	eliminating the need for customers to rent both a truck and storage space, making it easier to move and store goods;

•	allowing us to use our trucks efficiently; and,

•	allowing us to charge competitive prices in our markets and provide greater convenience to our customers.

         The PODS concept offers the consumer a service that surpasses traditional mini storage. When looking for additional storage facilities, the PODS customer has the added benefit of having the rental unit delivered to their site. Other storage companies are beginning to enter the portable storage market. Of the seven of which we are aware, four offer smaller containers and the seventh offers approximately the same size container but is unable to lift and move a full container. The discriminating features of our service offering are:

•	the specially designed large POD containers;

•	the patented lift system used to deliver and pick up POD units; and,

•	the accommodation of all moving and storage needs with one phone call.

         The POD Containers. We have designed and constructed our containers to be highly durable and to meet the needs of the residential moving and storage market. We estimate the average useful life of a POD to be 10 years or perhaps longer for containers stored in our warehouses.

         The Lift System. When developing the lift system, we envisioned being able to accommodate storage customers in a manner that was both convenient and hassle-free. Typically, our portable storage competitors offer small units to the customer using either a piggy-back forklift or a tilt-bed truck for delivery and pick up. Forklifts for this type of operation represent many drawbacks to the customer, including:

•	a piggy-back forklift can only handle 3,000 to 4,000 pounds of cargo thereby limiting both the size of the rental unit as well as the amount of contents to be stored within the unit;

•	forklifts cannot operate within restricted spaces and often cause damage to home lawns and landscaping areas; and,

•	companies must deal with the logistics of hauling a forklift to and from customer sites.

         Tilt-bed trucks also present problems for the storage customer. In order for a tilt-bed truck to deliver and pick up a rental container it must drag the container up and down steep inclines while loading and unloading. Such tilting of rental units causes the contents to shift excessively and thus become damaged, and frequently cause damage to customer driveways.

         Our custom-designed, patented lift system eliminates these problems for the customer by allowing for a more suitable method of delivery and pick-up. Our lift system:

•	can handle large, heavy containers. Using a POD container, the customer can load the contents of a small 3 bedroom home into one unit. One POD can handle over five tons of furnishings;

•	can deliver and pick-up in restricted spaces. The POD system allows a unit to be picked up and placed in a space the size of a single car driveway or a standard parking space, without damaging adjoining lawns, gardens or structures as a forklift would;

•	does not require additional equipment in order to load and unload the rental units. The POD custom designed lift allows for a gentle lowering and retrieval of a POD unit using smooth hydraulic power. During delivery, the POD is suspended from a solid metal framework that is built right onto the POD delivery truck. The system is designed to allow the truck to pull forward leaving the lift framework and POD in place. The POD is then lowered to the ground and disconnected from the framework. The framework is then loaded back on the delivery truck and the POD is left for the customer to pack. The complete loading and unloading processes take approximately 15 minutes; and,

•	loads and unloads the POD unit without tilting the container, thereby minimizing shifting and damage to contents.

         Currently, we sell lifts to our franchisees at a price of $34,000 each.

         Benefits to the End User. We offer significant advantages over traditional self-storage operations and do so at competitive prices in the markets in which we currently operate. The advantages include:

•	No trucks to rent and drive;

•	Ease of use and content loading;

•	Convenience;

•	Time savings (no unloading at the self-storage facility);

•	Optional storage locations;

•	Optional container sizes;

•	One-stop shopping; and,

•	Cross-country moves.

         No Trucks to Rent and Drive. When renting a POD unit, the need for a moving truck is eliminated for the customer. Typically when moving and storing furnishings the customer must first locate and reserve a truck of the appropriate size. Often they are inexperienced at driving rental vehicles. They are also responsible for damage to the truck and have liability for accidents. In addition, many states require the driver of rental trucks to be at least 25 years of age. Since most moves occur during the weekends, the appropriate size truck is often unavailable, so the renter either ends up renting a truck that is too small for the job, thereby necessitating multiple trips or, they incur the increased cost of renting a larger truck than is really needed.

         Once a truck is rented, the customer drives it to their location and loads the truck by carrying their possessions up a ramp or via a hydraulic lift (which often costs extra). The truck must be loaded and unloaded quickly in order for them to return the truck before the return deadline. Of course, when they are ready to retrieve their belongings, this whole process must be repeated.

         Our system eliminates the entire need of a truck from the customer’s standpoint. The customer need only contact us and a clean unit of the appropriate size will be delivered directly to their location and left for packing. The customer can take as much time as he or she wishes to pack the POD. Once loaded, we return to pick up and transport the POD. The POD can be redelivered directly to the customer’s new residence or placed in one of our climate controlled warehouses. Upon the redelivery of the POD, the customer can take his or her time, unloading it at his or her convenience. When the customer is finished, they simply call PODS to retrieve the empty unit.

         Ease of Use and Content Loading. Our customers have the added benefit of renting a unit that is easy to use. Our customers only have to carry their possessions out of the door and walk right into the POD, which is placed at ground level so that they don’t have to haul their possessions up a ramp. Access to the interior of the POD is through a large roll-up door that makes large, bulky items easy to load.

         An additional benefit of the POD system can be seen by comparing it to storage in a traditional climate-controlled self-storage facility. Because of the difficulty in providing heat and air conditioning in facilities with direct exterior access, customers who want climate-controlled storage in markets in which we currently operate must carry their possessions down long hallways to reach the climate-controlled rented space. That inconvenience is eliminated when using the PODS storage system.

         Convenience. The typical loading period for our customers usually takes place over a few days, which permits them to load and unload the contents at their convenience. This eliminates the stress and rush associated with trying to beat a deadline imposed by a rental truck company.

         In addition, the POD unit is accessible any time the customer desires. We request that customers phone 2 hours prior to arrival at our warehouse site so that their POD may be available and ready for them to gain entry. For a nominal fee, we will deliver a customer’s POD back to their location, thus eliminating the need for the customer to drive to our warehouse. Although accessibility is often a large concern for customers, most do not request access to their rented POD during the storage period.

         Time Savings. By renting a POD unit, our customers save a significant amount of time in both unnecessary packing and unpacking and in drive time. When choosing a traditional self-storage facility, the customer has to pick up a truck, drive it to their location, load the truck, drive it to a storage facility and then unpack their possessions. Next, the customer must return the rental truck. When ready to retrieve their possessions, the consumer must once again obtain and pick up a rental truck, pack the truck, drive their possessions to their new location, unpack them, and upon completion, return the truck to the rental company.

         Comparatively, when renting a POD, our customers need only phone for delivery of a POD unit, load the unit and phone for a pickup. The process is repeated when they are ready to retrieve their possessions.

         Optional Storage Locations. Our customers have a choice when deciding where to store their possessions:

•	Storage in a POD warehouse. About 65% of our customers elect to store their belongings within a climate-controlled warehouse. Very often, these customers are homeowners who are between homes, either awaiting completion of new construction or experiencing a lag time in closing dates on their old and new homes;

•	Storage on-site. 35% of our customers opt to store their rented unit at their own site. Commonly, customers undergoing home renovation or recovery from damage sustained during a storm or fire desire on-site storage. Restoration companies and businesses who need extra storage capacity for excess inventory or for storage of records, tools, equipment or construction materials, are heavy users of on-site storage; and,

•	Point-to-point moves. Point-to-point moves between metropolitan areas are available to our customers who are relocating their residence or business. To date, this business has not been a significant percentage of our revenues, but we expect this area of the business to grow as the network of metropolitan areas served increases.

         Container Sizes. We offer our customers two sizes of units from which to choose:

•	12 ft. x 8 ft. x 8 ft.—this smaller size POD can hold up to 7,500 pounds, typically the contents of a 1,200 square foot home; and,

•	16 ft. x 8 ft. x 8 ft.—this larger size POD can hold over 5 tons of furnishings, typically the contents of a 1,500 to 1,800 square foot home.

         One-Stop Shopping. We also offer other products to the consumer that will assist in the moving and storage process. By offering additional products, we are a one-stop-shop for all of our customers’ renting and storage needs. Such items include:

•	boxes;

•	tape;

•	padlocks;

•	content insurance; and

•	packing blankets.

Competition

         The Self-Storage Industry. The self-storage industry is a very fragmented market, characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers. Based on the 2000 Self-Storage Almanac published by Minilo, Inc.—also the publisher of the Mini-Storage Messenger, a monthly trade magazine—nationwide, there are more than 30,000 self-storage facilities, containing more than a billion square feet of space. According to the Almanac, the top 10 companies within this industry control a combined market share of approximately 19% of the total square footage in the industry, and the top 50 companies control less than 27%. Numerous small local operators characterize the remainder of the industry. Factors that are leading to industry consolidation include:

•	shortage of skilled operators;

•	scarcity of financing available to small operators for acquisitions and expansions; and,

•	potential savings through economies of scale.

         We believe that as a result of this trend, as well as the high degree of fragmentation within this industry, there exists a significant growth opportunity. We believe we are in a strong position to aggressively attack the marketplace and become the dominant player due to our proprietary service offering and the apparent lack of other dominant competitors.

         Industry Growth, Supply and Demand. The self-storage industry has experienced relatively slow growth in supply in recent years for the same reasons that the industry is consolidating. Also contributing to slow growth are restrictive zoning and other regulations required through local governmental agencies, and, substantial start-up costs associated with the construction and lease of new facilities.

         However, demand for self-storage service has increased significantly as indicated by an average increase in industry-wide rents and in industry-average occupancy. We believe demand will remain strong because:

•	consumers are slow to react to changing conditions;

•	population growth;

•	increased mobility;

•	expansion of condominium, townhouse and apartment living;

•	increasing consumer awareness, particularly by commercial users; and

•	consumer desire for convenience.

         Historically, rental rates for self-storage have been less volatile and occupancy rates have been more stable than other types of real estate. Also, self-storage demand has increased in recent years because of:

•	greater consumer awareness;

•	cost reduction programs by businesses;

•	increased mobility in the general population; and,

•	an increasing mix of products and services offered by self-storage facilities.

         Self-storage industry stability can be attributed to an extensive customer base that continues to grow annually. Current demand for self-storage facilities is strong when compared to the available supply of self-storage space. Because of the high cost associated with prime real estate locations and lack of availability, the industry has recently seen a drop in the number of new competitors entering the marketplace. For this reason, we expect the supply of self-storage facilities to remain relatively limited for some time, and the strong occupancy and increasing rental rates to continue.

         Target Market. Our target market is made up of both residential and commercial customers. Residential customers who are suitable for our service include:

•	new home buyers;

•	people relocating in the same metropolitan area or to other metropolitan areas served by a PODS operation;

•	current public storage customers; and,

•	people requiring additional storage space.

         We target the following commercial customers:

•	remodeling and renovation contractors;

•	restoration contractors;

•	businesses with excess inventory;

•	businesses requiring additional records and documents storage; and,

•	special events coordinators.

         Planned Target Market. There are several untapped target markets which represent potentially significant sales contacts for us. These planned target markets include:

•	insurance companies;

•	chambers of commerce;

•	corporate relocation prospects;

•	Goodwill Industries;

•	Salvation Army;

•	home furnishing/remodeling materials delivery; and,

•	other not-for-profit organizations.

         Competitive Factors. We compete on the basis of our unique service, price, and PODS brand recognition. Although there are a handful of companies currently offering portable storage facilities to the consumer, we believe that none of them offer a service comparable to ours. PODS are larger than the container used by most of the competition, thereby allowing our customers to utilize fewer storage units for the possessions being stored. Furthermore, PODS are built to be weather resistant. Most competitor’s containers are not weatherproof without the addition of a tarp, which must be placed over the storage container. Such a tarp presents inconvenience for the customer who must remove and replace the tarp each time access to their contents is desired.

         As stated above, the self-storage industry is highly fragmented and small, independent companies hold the majority of market share. Leading competitors include both the permanent self-storage facilities and portable storage providers, which are listed below:

•	Public Storage;

•	Storage USA;

•	Sovran Self Storage;

•	Shurgard;

•	Door-to-Door Storage;

•	Kontane, Inc.; and,

•	Mobile Mini, Inc.

         The information below was derived from the websites of the companies discussed.

         Public Storage, Inc. is the largest self-storage company in the US, with interests in about 1,100 storage facilities in 38 states. Over 80% of its sales come from self-storage properties located mostly in larger cities and rented for personal or business use. This firm also rents commercial and industrial storage space, rents and transports portable self-storage units, and owns retail stores that rent trucks and sell related moving items. In March 1999, Public Storage acquired Storage Trust Realty, a competitor with 187 facilities in 16 states.

         Storage USA owns about 360 self-storage facilities (containing 24.8 million square feet of space) and manages more than 30 others (including nine franchises) in 30 states and the District of Columbia. The self-administered, self-managed umbrella-partnership real estate investment trust (UPREIT) acquires, develops, owns, franchises, and operates self-storage facilities, which are rented primarily on a monthly basis. The facilities have an average rent of about $10 per square foot and an average occupancy rate of 84%. Most are equipped with computer-controlled access gates. In addition, the firm sells locks, boxes, and other related products.

         Sovran Self Storage provides self-storage space for business and personal use. Operating mainly under the name Uncle Bob’s, this company has about 200 facilities, serving some 45,000 customers with 10-million square feet of storage space. Sovran’s properties are located in 19 states, primarily along the Eastern Seaboard and in the southern U.S. This company has been active in acquiring properties, focusing on markets with populations in excess of 250,000 and seeking to operate facilities with a gross potential of $250,000 and rentable square feet of 35,000. Sovran Self Storage is structured as a real estate investment trust.

         Shurgard Storage Centers primarily develops, buys, owns, and operates self-storage centers. Directly and through joint ventures, they own and operate more than 300 properties with about 18.2 million square feet of net rentable space. Nine of its properties are in Europe; the rest are in 19 states including California, Michigan, and Maryland. In addition to its own properties, they manage 30 self-storage centers and a business park with about 1.5 million rentable square feet for third parties.

         Door-to-Door Storage is a portable self-storage company which operates with a forklift system and delivers storage containers directly to the customer’s home or business. The company currently has six geographic areas which it serves in Washington and California.

         Kontane, Inc. is headquartered in Hickory, North Carolina and offers a turnkey business opportunity, HomePak, to individuals desiring entry to the portable storage marketplace. HomePak offers 7’ x 5’ plywood containers which are moved using a forklift and jig system. Each container offers a roll up door which will accommodate up to 2,000 pounds of cargo. An optional vinyl cover is also offered when weatherproofing is desired.

         Mobile Mini, Inc. started in 1983, and became a publicly-traded company in 1994. With 29 branches in 14 states, they have a diversified base of over 36,000 customers. All of their units are constructed of heavy duty steel and include high security patented locking systems on all doors. They provide single mobile sales offices, security offices and multi-sectional buildings to their customers. They custom build to meet unique requirements and their customers have the option to rent, buy or lease-purchase. They are currently the largest publicly-traded portable storage company in the United States.

         Future Competition. We recognize that there are relatively low entry barriers to the storage industry. In addition, as more people become aware of the PODS service, we believe there will be others attempting to copy our concept. However, there are features of our service that provide a barrier to quick entry by others:

•	We have a patent on our unique hydraulic lift which was custom designed to load PODS on to and off of trucks. Other companies have entered the mobile storage business, but we believe they have not solved the problem of handling large, heavy containers within restricted spaces. Those companies are forced to use small, crate-like units that are moved with forklifts or leave their steel containers on the customer’ site;

•	We have designed and engineered our storage containers to be stacked 3-high, thereby allowing us to maximize our overhead crane warehouse storage space. Furthermore, PODS are built from a special laminate material, which renders them weatherproof and means that they can be stored outside in weather without damage to their contents. Competitive approaches use crate-like containers, which require tarps for weatherproofing, which are inconvenient for customers trying to gain access to the contents, and are also prone to damage;

•	We have designed and built a production facility that produces the POD storage containers efficiently and at a reasonable cost; and,

•	We have established a toll free number and call center where potential and existing customers from around the United States are routed. The call center handles all customer orders, provides information, and takes care of customer inquiries. The call center is supported by proprietary software package that, in addition to handling all customer orders and change orders, provides for the management of the POD inventory and all billing and collection for both company-owned and franchise operations.

         A competitor desiring to gain entry into the self-storage industry and to compete directly with us by offering a similar service would have to overcome the following capital intensive barriers:

•	designing and engineering a comparable storage container;

•	designing and building a non-patent infringing lift system for container delivery;

•	designing and building a manufacturing production line for the assembly of the storage containers;

•	establishing brand awareness; and,

•	establishing a call center with supporting software and systems.

         Competitive Position. Because we have the above systems in place, we believe we are significantly far ahead of any would-be competitors. Barriers to potential competitors are present because in addition to perfecting the POD concept, we have already established significant market presence and brand awareness among storage consumers. In addition, because we began our operations in Florida, an area that attracts part-time residents and tourists from the Eastern United States and Canada, many of these part-time residents are familiar with our service creating broad awareness in their home states. Thus, as we enter new markets, there exists the possibility that consumers will already have some familiarity with us.

Marketing & Operations

         Marketing Orientation. We are positioned as a provider of professional, convenient, full-service storage facilities. We believe we are the only storage company in the United States which offers the consumer large rental containers, on-site and warehouse storage options, smooth, shift-free delivery, and a door-to-door service feature at competitive prices.

         Marketing Strategy. We intend to become the provider of choice for the customer needing storage facility space, whether for long or short time periods. We expect to capitalize upon superior service features and benefits to the end user in order to gain market share.

         We currently have several successful marketing strategies in place with which we are reaching our targeted markets. These strategies include:

•	cable television advertising;

•	Yellow Page advertising;

•	web based advertising;

•	realtor relations;

•	drive-by advertising; and

•	other discounts and promotions at the point-of-sale.

         Our promotions through cable television ads enable us to reach highly segmented groups of the target population by choosing air placement based upon viewer demographics. In addition, cable allows us to enter several markets simultaneously without the spill-over into areas which we don’t service. When compared to traditional broadcast network advertising, cable offers a higher penetration rate at a lower price point.

         We advertise in the Yellow Page directories for each territory in which we operate.

         We have an internet presence with our website www.podsusa.com which is capable of reaching thousands of potential customers daily. We expect internet users to increase considerably in the future. By maintaining a presence on the World Wide Web, we have the ability to reach, educate, inform and respond to consumers 24 hours a day, 365 days a year. During 2001, we have enhanced our existing website to be interactive with our proprietary software. This will allow our customers to order and pay for services on the Internet. Our customers will be able to choose to have their monthly invoices mailed to them through the US Postal service, e-mailed to them or automatically charged to a credit card.

         Our website includes a short video hosted by Cheryl Ladd. The video describes and explains our service and its benefits and is available in tape and CD format for advertising.

         Our logo is prominently displayed on all of our POD units and trucks. Approximately 35% of our total POD rentals are stored on-site at a customer’s location. We generate a number of sales simply from consumers driving by such sites and seeing the POD storage unit. This high degree of visibility is a virtually free form of advertising for us and is highly effective.

         The self-storage industry is highly fragmented with many single or family-owned proprietors. While demand is strong within this industry, competitor companies fall short when addressing customer service. Other than providing a facility or small portable containers for customer rentals, most companies offer no other benefits to the consumer. We are different. When addressing the need for public storage, we wanted to develop a rental system which would enhance the consumer’s rental experience and be cost effective. The development of our proprietary lift system enabled us to surpass services offered by our competitors. We believe that our lift system, larger rental containers, price competitiveness, and choice in storage location will enable us to compete effectively with traditional moving and self-storage companies.

         Overall Strategy. Our long-term objective is to become a leading provider of portable storage facilities throughout the United States. By entering prime territories with quick roll-outs, we seek to gain strong brand awareness for our service and product offerings. The key elements of our marketing strategy include:

•	targeting consumers and educating them regarding the benefits of the PODS storage system;

•	targeting businesses and providing them with solutions for excess inventory and business supply challenges;

•	targeting the Salvation Army, Goodwill and other not-for-profit organizations regarding the use of POD containers at various public donation points;

•	targeting real estate professionals and educating them about the benefits of the PODS point-to-point moves and storage systems for their clients;

•	targeting large corporations and introducing them to the PODS solution for corporate relocation challenges;

•	targeting construction and general contracting companies and educating them about the benefits of using PODS for on-site storage at company work sites; and,

•	maintaining a presence on the World Wide Web and thereby target, attract and educate specific need consumers about our benefits and services.

         Company Image. We have designed a company logo that is vibrant, attractive and eye-catching. We have registered the PODS logo in the U.S. Patent and Trademark office. It is prominently displayed on the POD units where it is highly visible to drive-by traffic. The PODS acronym is suitable and appropriate for our business and aptly describes our services and products to the consumer unfamiliar with the PODS concept.

         Our employees wear uniforms daily on the job site. They serve as a good promotional tool away from the workplace when the employee is asked what PODS is and the significance of the uniform’s branding.

         Pricing Strategy. We compete, in part, on the basis of the price of our service. We believe that as long as our prices are competitive with those of traditional moving and storage companies, consumers will prefer the convenience of our unique service. We have developed a pricing strategy based upon the size of the POD rented, and the type of storage selected. Although we may adjust our pricing in various metropolitan areas, the following are typical prices for rentals and deliveries of POD units:

			Round Trip
	Monthly Rental Price by		Delivery Charge
	Type of Storage		by Type of Storage

Size of POD	Warehouse	On-Site	Warehouse	On-Site

12 ft.	$134/mo.	$94/mo.	$69	$49

16 ft.	$159/mo.	$119/mo.	$69	$49

         There is a risk that reductions in prices charged by traditional moving and storage companies could lead consumers to forego the benefits of our service in favor of lower prices. Increased price competition could reduce our operating margins, impede our growth, and cause us to lose market share.

Operational Considerations

         Our operating system includes four distinct components as follows:

•	the national customer call center;

•	PODS manufacturing division;

•	PODS delivery system; and,

•	PODS storage system.

         National Customer Call Center. We have a national toll-free number for use by the public, so that wherever a customer is located, they can reach us. The operation of the national call center, located in Pinellas Park, Florida, promotes efficiencies by reducing unit expenses by handling all incoming calls from one centralized location. Having one call center serve the entire PODS network of operations is more cost effective than having each territory staff and manage their own centers. A centralized call center also assures that all calls are routed to the appropriate area based on the customer’s location. Additionally, customers can arrange moves out of the area or even out of state, with one telephone call.

         We have designed our main computer system to automatically update new orders, request pick-ups, request materials delivery, etc. as information is input into the system during the initial phone call from the customer. The system produces a schedule and associated paperwork, such as invoices, daily routing schedules and accounts receivable functions that are downloaded directly to each warehouse territory. Features currently under consideration for development include vehicle tracking using GPS and onboard computers for each delivery truck.

         PODS Manufacturing Division. Our manufacturing center is located in Pinellas County, Florida, at our corporate headquarters. We build both the POD units and the lift systems at this facility. In June of 2001 the Company entered into a contract with a third party to manufacture PODS in their facility in Bloomington, Illinois.

         Currently, our manufacturing facilities have fully operational assembly lines which, when operating at full capacity, require 60 workers and is capable of producing 60 PODS per day. At full capacity, it has the ability to produce over 1,200 PODS per month without adding a second shift.

         Our manufacturing center includes an assembly line devoted to the manufacture of truck lifts. This assembly line requires five workers per shift and, working one shift per day, POD lift capacity is four lifts per month.

         PODS Delivery System. We have developed a custom software system that has the ability to dispatch trucks based upon information gathered at our national call center. Once an order is taken, the system automatically places the delivery into the scheduling program for each territory. Map functionality allows the system to print sequenced delivery schedules for optimum driver routing. Effective routing reduces drive time, thus increasing the number of deliveries a driver can perform per day. The system automatically produces the appropriate rental paperwork for the drivers, and directions and maps to the customer’s location.

         PODS Storage System. Our customers have three types of storage choices when renting a POD unit. In order to keep track of all POD units, we have developed a software system which tracks each individual POD from the point of manufacture all the way through the rental, delivery and redelivery processes. Whether stored at a customer’s location, in a POD warehouse or during a point-to-point move, we can locate and track each unit on a daily, incremental basis. Each metropolitan area is projected to have up to 150,000 square feet of PODS warehouse storage capable of handling in excess of 2,000 PODS. This warehouse space would be divided among three or four locations, allowing for efficient coverage of the service area.

         We plan to enter new metropolitan areas with a single warehouse and then open additional warehouse locations as rental demands require. A forklift suitable for the movement of PODS is required at each warehouse location. An overhead crane system can be utilized for the storage of PODS in a warehouse with a PODS designed “Grabber,” but this is recommended only when a suitable crane system is already installed and the building height will allow for three-high storage. The “Grabber” allows for the movement of PODS in the void ceiling area of the warehouse rather than through forklift hallways, resulting in more useable storage space.

         We expect to use both forklifts and overhead crane systems to our advantage by having the flexibility to enter new metropolitan areas using existing available facilities. This keeps our costs low.

Employees

         At September 30, 2001, we employed 121 full-time employees, consisting of 4 in management, 2 in sales and marketing, 24 in customer service, 22 in administration and finance, 6 in warehouse operations, 21 as truck drivers, 3 in franchisee training / implementation, and 39 in manufacturing.

Government Regulations

         Local municipal codes and regulations sometimes limit the amount of time that PODS may remain on the premises of our customers. When our customers are required to move PODS ahead of their schedule, we move the PODS to one of our warehouses. The effect of those limitations on our business has not been material. We have recently received citations issued by the City of Clearwater, Florida alleging a violation of the City's ordinance governing signage, a requirement that a sticker be placed on each POD container indicating its delivery date, and the length of time a container may remain on site. We are defending the citations vigorously however; we believe that even if the citations are sustained, they will not have a material adverse affect on our results of operations. Other governmental jurisdictions have similar laws, but we and our franchises have adjusted our operations to comply with these laws with no material adverse affect on our results of operations.

         Our cross-country moves are regulated by the U.S. Department of Transportation and by some states. We hold the required Department of Transportation license and licenses from several states.

Item 2.	Description of Property.

         We lease the following properties:

	Approximate
Location	Size (sq. ft.)	Use

Hillsborough County, Florida	50,000	Warehouse

Pasco County, Florida	30,000	Warehouse/office

Pinellas County, Florida(1)	80,000	Warehouse/office/manufacturing

Broward County, Florida	70,000	Warehouse/office

(1)	Corporate headquarters.

         Our leased properties are in good condition and will be adequate for our operations over the next 12 months.

Item 3.	Legal Proceedings.

         Except as described under “Item 1.  Business — Government Regulations”, as of the date of this annual report, we were not engaged in any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Privately Placed Securities

         In the past, we issued the following securities that were not registered under the Securities Act. The securities were offered and sold by us in reliance upon the exemptions provided under Section 4(2) of the Securities Act, Rule 506 of Regulation D, and/or Rule 701 under the Securities Act. All sales were made without an underwriter or selling agent. Any certificates evidencing the securities sold bear a restrictive legend that prohibits transfer without registration or an applicable exemption.

         In September, 1999, upon our initial capitalization, we issued to PODS, LLC 7 million shares of our common stock in return for all of the assets of PODS, LLC. All three of the beneficial owners of PODS, LLC at that time were executive officers of and active participants in the PODS, LLC business transferred to us. As such, they were knowledgeable about the business, were financially sophisticated and had access to all information about PODS, LLC and us.

         In September, 1999, we sold 4,003,273 shares of common stock to 29 persons in a private placement conducted pursuant to Rule 506 of Regulation D solely to persons we believe to be accredited investors. Our directors or their affiliates purchased 1,063,237 of those shares. The shares were sold for $1 per share. There were no underwriting discounts or commissions paid. We required each purchaser to complete a questionnaire evidencing that they were accredited investors. No general solicitation or advertising was used to offer the securities. Each purchaser certified to us that he was purchasing the securities for himself, written disclosure was made that the securities were not registered under the Act and therefore cannot be resold unless they are registered under the Act or unless an exemption from registration is available, and the certificates evidencing such securities are inscribed with a restrictive legend stating that the securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the securities. 220,065 of such shares were issued to W. Keith Schilit, an accredited investor and one of our directors, in return for financial and strategic advisory services performed by his consulting firm.

         In 2000 and 2001, we granted options to purchase a total of 648,000 shares of our common stock under our 2000 Stock Option Plan to our directors and employees.

         In 2000, we granted options to five of our directors and executive officers and two other shareholders to purchase a total of 250,000 shares of our common stock in return for personal guaranties of our loans. Each of the directors and the two shareholders are accredited investors and each of the executive officers are knowledgeable and experienced in financial and business matters.

Public Offering of Debentures

         On May 30, 2001, our registration statement (Commission file #333-55460) for the sale of a minimum of $1 million and a maximum of $10 million of our 12% Series A Subordinated Convertible Debentures (the “Debentures”) was declared effective by the Securities and Exchange Commission and the offering commenced at that time and is ongoing. The Debentures were sold at par and are convertible into shares of our common stock.

         At September 30, 2001, we had sold $3,845,000 of Debentures. From the effective date of the registration statement to December 14, 2001, the expenses we incurred in connection with the issuance and distribution of the Debentures totaled $390,348. We paid no underwriting discounts or commissions or finders' fees for the sale of Debentures. No such expenses were paid, directly or indirectly to directors, officers, or their associates; to persons owning 10% or more of any class of our equity securities, or to our affiliate and no such payments were direct or indirect payments to others. Subsequent to year end and through December 14, 2001, an additional $1,540,000 of Debentures were sold.

         The net offering proceeds from the sale of the Debentures, after deducting the total expenses described above was $4,994,652.

         $3,372,450 of the net proceeds from the offering is currently invested in short term temporary investments pending application to the uses set forth in our prospectus. The remaining net proceeds were used as follows:

Working Capital	$936,528
New PODS	$625,730
Debenture Interest payment	$ 59,944

         None of the foregoing payments were direct or indirect payments to our directors or officers or their associates; to persons owning 10% or more of any class of our equity securities; or to any of our affiliates and none of such payments were direct or indirect payments to others.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

         Twelve Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Overview. The following is a discussion of certain factors affecting our results for the twelve and nine month periods ending September 30, 2001 and September 30, 2000 and our liquidity and capital resources.

         Net Cash. Our net cash used in our operations was $557,911 for the twelve-month period ended September 30, 2001 and $371,103 for the nine-month period ended September 30, 2000. Our increase in the net cash flow deficit during the twelve month period ended September 30, 2001 is primarily a result of an increase in our finished goods inventory.

         We had an increase of cash of $1,854,923 for the twelve months ended September 30, 2001 compared to a cash decrease of $1,331,149 for the nine months ended September 30, 2000. The increase is due to a successful debenture offering, with $3,845,000 raised as of September 30, 2000.

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

         Capital expenditures consisting primarily of new PODS and lifts being placed in service decreased by $398,214 or 25.1% from $1,586,266 during the nine month period ended September 30, 2000, to $1,188,052 during the twelve month period ended September 30, 2001. The decrease is due to 313 PODS placed in service during the twelve months ended September 30, 2001 compared to 551 placed in service during the nine months ended September 30, 2000.

         The PODS and lifts used in company-owned territories increased by 313 PODS, or 14.0% and one lift in 2001. At September 30, 2001, we had 2,542 PODS and 11 lifts in service. At September 30, 2000, we had 2,229 PODS and 10 lifts in service.

         Advertising expenditures, to educate consumers about the advantages of using PODS, which are included in cash flow from operations, decreased by $24,151 or 5.2% from $467,105 for the nine month period ended September 30, 2000 to $442,954 for the twelve month period ended September 30, 2001.

         We expect to increase both our capital expenditures and advertising in 2002 as we open new company-owned territories with the proceeds from our debenture offering. Management expects to open a territory in Chicago during February 2002.

         Rental and Delivery Revenue. Rental and delivery revenue increased by $1,661,855 or 64.3% from $2,586,555 for the nine months ended September 30, 2000 to $4,248,410 for the twelve months ended September 30, 2001. The number of PODS available for rent in Company-owned markets increased by 313 or 14.0%, from 2,229 at September 30, 2000 to 2,542 at September 30, 2001. The average monthly revenue per POD rented also increased by $9.65 per POD rented or 6.7%

from $144.19 during the nine-month period ended September 30, 2000 to $153.84 during the twelve-month period ended September 30, 2001.

         Sales of PODS and Lifts to Franchisees. Revenue from the sale of PODS and lifts to franchisees increased by $3,749,399 or 120.9% from $3,101,950 for the nine-month period ended September 30, 2000 to $6,851,349 for the twelve-month period ended September 30, 2001. PODS sold increased by 1,842 or 124.0% from 1485 PODS in the nine-month period ended September 30, 2000 to 3,327 PODS in the twelve-month period ended September 30, 2001. Lifts sold increased by eight or 53.3% from 15 lifts sold during the nine months ended September 30, 2000 to 23 lifts sold during the twelve months ended September 30, 2001.

         Franchise Revenues. Franchise revenues consists primarily of initial license fees paid by the franchisee for exclusive rights for a geographic territory, which is recognized in revenue when the franchisee opens for business, and an 8% royalty the franchisee pays on a semi-monthly basis. Franchise revenues increased by $607,494 or 199.6% from $304,318 during the nine month period ended September 30, 2000 to $911,812 during the twelve month period ended September 30, 2001.

         Gross Profit from Rental and Delivery Revenue. Gross profit from rental and delivery revenue represents revenues less the cost of services provided. Gross profit increased by $829,870 or 76.1% from $1,090,858 during the nine months ended September 30, 2000 to $1,920,728 during the twelve-month period ended September 30, 2001. Gross profit as a percentage of revenue also increased from 42.2% during the nine-month period ended September 30, 2000 to 45.2% during the twelve months ended September 30, 2001. The increase in gross profit as a percentage of revenue is a result of better leveraging certain fixed costs in the rental and delivery of PODS.

         Gross Profit from the Sale of PODS and Lifts. Gross profit from the sale of PODS and lifts represents the revenue from the sale of PODS and lifts less all manufacturing costs related to their production. Gross profit increased by $1,182,994 or 832.4% from $142,120 during the nine months ended September 30, 2000 to $1,325,114 during the twelve months ended September 30, 2001. Gross profit as a percentage of revenues also increased from 4.6% during the nine-month period ended September 30, 2000 to 19.3% during the twelve-month period ended September 30, 2001.

         Gross Profit from Franchise Revenues. Gross profit from franchise revenues represents the revenues less costs associated with selling and opening a franchise. Gross profit from franchise revenues increased by $561,161 from $283,227 during the nine months ended September 30, 2000 to $844,388 for the twelve months ended September 30, 2001. Gross profit as a percentage of revenue decreased slightly from 93.1% during the nine months ended September 30, 2000 to 92.6% during the twelve months ended September 30, 2001.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $1,860,195 or 81.7% from $2,277,412 during the nine months ended September 30, 2000 to $4,253,703 during the nine months ended September 30, 2001, primarily as a result of a 15% increase in staffing and pay increases from the nine months ended September 30, 2000 to the twelve months ended September 30, 2001 to handle the larger volume of business. Selling, general and administrative expense as a percentage of revenue decreased from 38.0% during the nine-month period ended September 30, 2000 to 34.5% during the twelve-month period ended September 30, 2001. The decrease in selling general and administrative expenses as a percentage of revenues is primarily a result of efficiencies derived from a larger revenue base.

         Interest Expense. Our interest expense increased by $247,554 or 225.2% from $109,921 during the twelve months ended September 30, 2000, to $357,475 during the twelve months ended September 30, 2001. The increase in interest expense is a result of the issuance of the Series A Debentures and other borrowings during the year to continue to develop our infrastructure and to support our growth.

         Net Losses. Our net loss decreased by $47,452 or 3.7% from $1,280,832 for the nine months ended September 30, 2000 to $1,233,380 for the twelve months ended September 30, 2001. Our net loss as percentage of revenue decreased from 21.4% for the nine months ended September 30, 2000 to 10.2% for the twelve months ended September 30, 2001.

Liquidity and Capital Resources

During the year ended September 30, 2001, the Company experienced its first profitable quarter of operations since its inception during the three months ended June 30, 2001. We expect to continue to grow our business and maintain the expense of an infrastructure to support this expected growth. We expect that with our existing cash reserves, additional sales of debentures and cash flow provided from future operations, we will be able to put additional PODS in service in our existing Company owned Territories, increasing their profitability, and fund the growth of a new territory which management expects to open in February of 2002.

         Sales to Franchisees. Our largest source of cash during the twelve months ended September 30, 2001 was from sales of PODS and lifts to our franchisees and fees and royalties paid by our franchisees. During the twelve months ended September 30, 2001 we opened a second manufacturing location in Illinois to accommodate the growth in POD sales. During the nine months ended September 30, 2000 our POD sales alone were $2,610,450, but increased by $3,446,245 or 132.0% to $6,056,695 for the twelve months ended September 30, 2001. Our royalty revenue increased by $298,170 or 379.8% from $78,509 for the nine months ended September 30, 2000 to $376,679 for the twelve months ended September 30, 2001. As of September 30, 2001, nine of our 23 franchises have been open for more than one year. As those franchises continue to mature, we expect them to purchase additional PODS and lifts from us. We also expect Royalty revenue from them to continue to increase. In addition, we sold twelve new franchises during this fiscal year, representing approximately twenty, 400,000-population territories, eight of which opened for business in 2001. As of September 30, 2001, we have sold seven franchises, representing approximately twelve, 400,000-population units, which we expect will open during the upcoming fiscal year. These franchises will purchase PODS and lifts from us and generate additional royalty revenue.

         Borrowings. Borrowings were our second largest source of cash. During the twelve months ended September 30, 2001, our long-term debt increased to $5,553,336. The debenture offering raised $3,845,000 as of September 30, 2001. We believe that our ability to borrow will increase as a result of this debenture offering.

         Rental and Delivery Revenue. During the twelve-month period ended September 30, 2001 our third largest source of cash was from rental and delivery revenue generated by our company-owned PODS moving and storage business. We expect revenues from this source to increase significantly with the opening of new locations. Our next expansion is currently targeted for February 2002 in the Chicago, Illinois market.

Item 7.	Financial Statements.

Financial Statements

Year ended September 30, 2001 and nine months ended September 30, 2000

Report of Independent Certified Public Accountants

Board of Directors
PODS, Inc.

We have audited the accompanying balance sheets of PODS, Inc. (the Company) as of September 30, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for the year and the nine months then ended, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PODS, Inc. at September 30, 2001 and 2000 and the results of its operations and its cash flows for the year and the nine months then ended, respectively, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Tampa, FL
November 20, 2001

PODS, Inc.

Balance Sheets

	September 30

	2001	2000

Assets

Current assets:

Cash and cash equivalents	$2,277,920	$422,997

Accounts receivable, net of allowance for doubtful accounts of $17,536 and $49,800, respectively	931,333	643,190

Prepaid expenses and other current assets	139,266	28,202

Inventory	830,104	565,164

Total current assets	4,178,623	1,659,553

PODS and lifts in process	331,788	103,565

Rental equipment, net of accumulated depreciation	3,987,641	3,732,877

Property and equipment, net of accumulated depreciation	1,549,735	1,407,905

Other assets:

Deposits	105,386	114,531

Other noncurrent assets	761,920	262,260

Total other assets	867,306	376,791

Total assets	$10,915,093	$7,280,691

	September 30

	2001	2000

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$1,418,665	1,311,591

Due to customers	24,884	97,529

Deferred revenue	308,784	278,974

Deferred franchise fees	260,000	60,000

Accrued expenses	620,381	209,726

Current portion of long-term debt and capital leases	740,904	693,165

Total current liabilities	3,373,618	2,650,985

Long-term debt and capital lease obligations, net of current portion	5,553,336	1,744,602

Stockholders’ equity:

Common stock, par value $.0001 per share:

authorized 100,000,000 shares; 11,003,237 shares issued and outstanding	1,100	1,100

Additional paid-in capital	6,853,315	6,235,650

Unearned compensation	(281,250)	—

Accumulated deficit	(4,585,026)	(3,351,646)

Total stockholders’ equity	1,988,139	2,885,104

Total liabilities and stockholders’ equity	$10,915,093	$7,280,691

See accompanying notes.

PODS, Inc.

Statements of Operations

		Nine months
	Year ended	ended
	September 30	September 30
	2001	2000

Revenues:

Rental and delivery revenue	$4,248,410	2,586,555

Sales of PODS® and lifts to franchisees	6,851,349	3,101,950

Franchise license revenue	350,000	160,000

Revenue from services to franchisees	561,812	144,318

	12,011,571	5,992,823

Cost of revenues:

Cost of rental and delivery	2,327,682	1,495,697

Cost of sales of PODS® and lifts	5,526,235	2,959,830

Franchise costs	67,424	21,091

	7,921,341	4,476,618

Operating expenses:

Selling, general and administrative expenses	4,253,703	2,277,412

Depreciation and amortization	743,743	428,745

Loss from operations	(907,216)	(1,189,952)

Other expense (income):

Gain on disposal of equipment	(28,010)	—

Other income	(3,301)	(19,041)

Interest expense	357,475	109,921

Net loss	$(1,233,380)	$(1,280,832)

Basic and diluted net loss per share	$(0.11)	$(0.12)

Weighted average number of shares outstanding, basic and diluted	11,003,237	11,003,237

See accompanying notes.

PODS, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional			Total
			Paid-In	Unearned	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 1999	11,003,237	1,100	6,168,990		(2,070,814)	4,099,276

Fair value of options issued in connection with guarantees of debt	—	—	66,660		—	66,660

Net loss	—	—	—		(1,280,832)	(1,280,832)

Balance at September 30, 2000	11,003,237	$1,100	6,235,650		(3,351,646)	$2,885,104

Fair value of options issued in connection with guarantees of debt			117,665			117,665

Stock options granted to employees			500,000			500,000

Unearned portion of options granted to employees	—	—	—	(281,250)	—	(281,250)

Net loss					(1,233,380)	(1,233,380)

Balance at September 30, 2001	11,003,237	$1,100	$6,853,315	(281,250)	$(4,585,026)	$1,988,139

See accompanying notes.

PODS, Inc.

Statements of Cash Flows

	Year ended	Nine months ended
	September 30	September 30
	2001	2000

Cash flow from operating activities

Net loss	$(1,233,380)	$(1,280,832)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	743,743	428,745

Gain on disposal of equipment	(28,010)	—

Stock options granted to employees	218,750	—

Interest expense on stock options issued in connection with guarantees of debt	47,340	1,945

Changes in assets and liabilities:

Accounts receivable	(288,143)	(503,023)

Prepaid expenses and other current assets	(247,940)	7,169

Inventory	(264,940)	(273,404)

PODS and lifts in process	(228,223)	34,964

Deposits and other noncurrent assets	47,998	(27,387)

Accounts payable	107,074	1,002,184

Due to customers	(72,645)	69,362

Deferred revenue	29,810	137,289

Accrued expenses and deferred franchise fees	610,655	31,885

Total adjustments	675,469	909,729

Net cash used in operating activities	(557,911)	(371,103)

Cash flow from investing activities

Purchase of PODS	(851,862)	(1,240,361)

Purchase of property and equipment	(336,190)	(345,905)

Proceeds from sale of PODS and equipment	160,992	0

Patent costs	(3,409)	(11,101)

Net cash used in investing activities	(1,030,469)	(1,597,367)

Cash flow from financing activities

Debt issuance cost	(385,135)	(5,213)

Proceeds from long-term debt	4,702,067	1,100,000

Principal payments on long-term debt and capital lease obligations	(873,629)	(457,466)

Net cash provided by financing activities	3,443,303	637,321

Net increase (decrease) in cash	1,854,923	(1,331,149)

Cash at beginning of period	422,997	1,754,146

Cash at end of period	$2,277,920	$422,997

Supplemental disclosures of noncash financing activities:

Equipment financed through capital leases	$28,035	$357,352

Fair value of options issued in connection with guarantees of debt	$117,665	$66,660

Unamortized value of stock options issued to employees	$500,000	$—

See accompanying notes.

PODS, Inc.

Notes to Financial Statements

September 30, 2001

1.     Summary of Significant Accounting Policies

The Company manufactures and rents portable storage units to the public to be used as alternative means of storage rental space to the mini-storage market or an alternative means for customers to conduct physical moves of household or business contents. The Company also franchises its operations throughout the United States. The Company generally provides short-term rentals on a weekly basis for moves and on a monthly basis for storage either on the customer site or in the Company’s warehouses. The Company also provides pickup and delivery services for the storage units.

The Company was initially formed as a limited liability company, Portables On Demand Storage, LLC, under the laws of the state of Florida on August 26, 1998. Upon formation, the Company merged the assets and liabilities of a predecessor entity, Rope Developments Partnership, into the Company. In February, 1999, the Company registered a name change with the state of Florida to PODS, LLC. In September 1999, the Company transferred the assets of PODS, LLC at net book value to a newly formed corporation, PODS, Inc.

Revenues

Revenues from the rental of portable storage units are recognized ratably over the rental period. Deferred revenue represents amounts billed for rental periods that extend beyond the balance sheet date as well as amounts billed for deliveries/pickups which have not yet taken place. Revenues for pickup and delivery charges are recognized as the service is rendered. Revenues related to the sales of PODS and lifts to franchisees are recorded upon delivery of the equipment to the franchisee.

Initial franchise fees from franchisees are recognized upon the opening of the franchise operation. Fees received prior to this point are reflected as deferred revenue to be recognized when all services have been substantially performed. Royalties and fees for advertising and billing services provided by the Company to the franchisees are computed as a percentage of franchisees’ rental revenues and are recognized as earned. During the year ended September 30, 2001 and the nine months ended September 30, 2000, the Company sold 19.25 and 18 1/2 franchises (representing 13 and five metropolitan areas, respectively) and recognized initial franchise fee revenues related to these franchises of $350,000 and $160,000, respectively.

The Company does not provide financing for its franchisees. However, the Company has allowed its first franchisee to defer payment on a portion of its royalties and POD and lift purchases. Deferred amounts due from this franchise are $162,132 and $127,717 at September 30, 2001 and 2000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers and franchisees for services and products provided. Estimates for uncollectible accounts are provided for in the financial statements and have been within management’s expectations.

1.     Summary of Significant Accounting Policies (continued)

Inventory and PODS and Lifts in Process

Inventory and PODS and lifts in process consist of raw materials, PODS and lifts at various stages of completion and PODS and lifts which are completed but which have not been placed into service, in the case of PODS and lifts to be used in the Company’s operations, or sold to a franchisee, in the case of inventory. PODS and lifts in process and inventory are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Rental Equipment

Rental equipment consists of PODS that are used for rental to customers. The PODS are stated at cost and depreciated using the straight-line method over a ten-year useful life. Accumulated depreciation on the rental equipment was $1,044,512 and $602,806 at September 30, 2001 and 2000, respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of the respective assets, which range from three to ten years.

Patent Costs

The Company has capitalized legal fees net of amortization expense in the amount of $25,637 and $19,692 at September 30, 2001 and 2000, respectively, associated with the patent application process for its hydraulic lift system. In December 1999, the patent was allowed, and in January 2000, the Company began amortizing the patent over its 15-year remaining life. Amortization expense for patent costs capitalized for the year ended September 30, 2001 and nine months ended September 30, 2000 is $1,879 and $1,096, respectively.

Advertising

The Company expenses the costs of advertising the first time an advertisement is placed. Advertising expense was $442,954 and $467,105 for the year ended September 30, 2001 and the nine months ended September 30, 2000, respectively.

1.     Summary of Significant Accounting Policies (continued)

The Company collects a fee from its franchisees, which is committed to an advertising program. The Company accrues these committed amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 45, Accounting for Franchise Fee Revenue, until the amounts are expended. Committed advertising at September 30, 2001 and 2000, was $40,014 and $25,200, respectively, and is included in accrued expenses.

Impairment of Long-lived Assets

Impairment losses are recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. When impairment is indicated, a loss is recognized for the excess of carrying value over fair value.

Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, long term debt and obligations under capital leases. The carrying values of the Company’s financial instruments approximate fair value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Fiscal Year

Effective September 30, 2000, the Company changed its fiscal year end from December 31 to September 30.

2.     Sale-Leaseback Transactions

The Company engages in transactions for financing purposes whereby it sells certain assets (primarily PODS® and hydraulic lifts) to a leasing company and then leases these assets back for a period of five to six years. In each case, the sales price has approximated the cost of the assets involved and no gain or loss was recognized. The related leases have been accounted for as capital leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases.

3.     Related-Party Transactions

The Company has engaged in business transactions for the purchase of insurance from a relative of an officer/stockholder of the Company. The Company purchases liability, property and life insurance. For the year ended September 30, 2001 and the nine months ended September 30, 2000, amounts charged to expense relating to transactions with this individual were $103,120 and $51,906, respectively.

4.     Inventory

The Company’s inventory is summarized as follows at September 30:

	2001	2000

Completed PODS and lifts	$136,593	$53,932

PODS and lifts in process	29,314	50,142

Raw materials	664,197	461,090

Total inventory	$830,104	$565,164

5.     Property and Equipment

The Company’s property and equipment is summarized as follows at September 30:

	2001	2000

Equipment	$1,232,578	$995,613

Furniture	93,814	85,507

Leasehold improvements	148,794	148,794

Computer equipment and software	500,911	396,291

Vehicle	24,869	24,869

Total property and equipment	2,000,966	1,651,074

Accumulated depreciation	(451,231)	(243,169)

Property and equipment, net	$1,549,735	$1,407,905

5.     Property and Equipment (continued)

Assets recorded under capital leases are included in property, equipment and rental equipment are as follows at September 30:

	2001	2000

PODS	$279,128	$279,128

Hydraulic lifts	161,265	161,265

Equipment	411,853	411,853

	852,246	852,246

Accumulated depreciation	(159,254)	(72,163)

	$692,992	$780,083

Depreciation expense for the year ended September 30, 2001 and nine months ended September 30, 2000 was $686,511 and $413,500, respectively and includes depreciation on portable storage units, hydraulic lifts and equipment under capital lease of $87,091 and $43,546, respectively.

6.     Leasing Arrangements and Commitments

The Company leases vehicles, office equipment and office and warehouse space under operating leases having terms from two to six years. Certain of these leases include renewal options for periods up to two years. Rental expense for the year ended September 30, 2001 and the nine months ended September 30, 2000 was $1,049,104 and $643,396, respectively.

Future minimum annual lease payments under the above operating leases as of September 30, 2001 are as follows:

2002	$1,182,227

2003	1,181,940

2004	846,695

2005	262,120

2006	169,371

Thereafter	390,307

$4,032,660

7.     Long-Term Obligations

Long-term obligations as of September 30, 2001 and 2000 are summarized as follows:

	2001	2000

10% note payable, principal and interest due on September 30, 2003; collateralized by software.	80,000	80,000

Notes payable, principal and interest payable in installments through September 2004, interest at varying rates from 7.75% to 9.5%; collateralized by certain assets.	1,736,822	1,625,543

Subordinated Convertible Debentures	3,845,000	—

Capital leases, principal and interest payable in installments through 2005, interest at varying rates from 8.0% to 9.18%.	632,418	732,224

	6,294,240	2,437,767

Less current portion	(740,904)	(693,165)

Due after one year	$5,553,336	$1,744,602

The Company raised $3,845,000 through an offering of Series A Subordinated Convertible Debentures. These debentures carry an interest rate of 12% payable quarterly and mature on April 15, 2010. They are convertible into one share of common stock for each $5.10 of debentures held only the event of a public offering or the sale of the Company.

Certain of the above notes are personally guaranteed by certain stockholders and directors of the Company. During the nine months ended September 30, 2000, the Company granted 200,000 options to purchase the Company’s common stock at $1 per share to certain guaranteeing stockholders and directors in exchange for their personal guarantees. In October 2000 the Company granted 50,000 options to purchase the Company’s Common Stock at a price of $1 in exchange for another personal guarantee. The total fair value of the options granted as of September 30, 2001 and 2000 is $184,825 and $66,660 respectively, and is included in other noncurrent assets in the Company’s balance sheet. The fair value of the options granted was calculated using the Black-Scholes Model with an estimated market value of the common stock, which took into consideration recent and anticipated sales of the Company’s common stock. Amortization of this

7.     Long-Term Obligations (continued)

asset is recorded as interest expense and amounted to $49,285 during the year ended September 30, 2001 and $1,945 during the nine months ended September 30, 2000.

Cash paid for interest during the year ended September 30, 2001 and the nine months ended September 30, 2000 was $236,874 and $109,713, respectively.

Annual maturities of long-term debt as of September 30, 2001 are summarized as follows:

2002	$570,090

2003	570,753

2004	348,614

2005	299,301

2006	28,064

Thereafter	3,845,000

$5,661,822

Future minimum lease payments on capital leases are summarized as follows:

2002	$211,619

2003	197,384

2004	164,433

2005	91,365

2006	56,228

Thereafter	4,660

725,689

Less amount representing interest	(93,271)

Present value of minimum lease payments (includes current portion of $170,814)	$632,418

8.     Income Taxes

At September 30, 2001 and 2000, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts measured by the tax laws. The Company also has net operating loss carryforwards available to offset future taxable income.

8.     Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Deferred Tax
Temporary Differences/Carryforwards	Assets/Liabilities

	September 30	September 30
	2001	2000

Deferred tax assets:

Net operating loss carryforward	$1,487,250	$822,696

Deferred rental income	59,386	82,416

Other	127,392	29,211

Total deferred tax assets	1,674,028	994,323

Deferred tax liabilities:

Property and equipment	563,183	300,697

Total deferred tax liability	563,183	300,697

Less valuation allowance	1,110,845	(693,626)

Net deferred tax asset	$—	$—

Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is required equal to the full amount of the net deferred tax asset. During the year ended September 30, 2001 and the nine months ended September 30, 2000, the valuation allowance increased by $417,219 and $479,092, respectively.

At September 30, 2001, the Company’s net operating loss carryforward for federal income tax purposes is approximately $3,952,299, which expires through the year 2021.

9.     Stockholders’ Equity

Effective December 31, 2000, the Company converted certain shareholder interests in the predecessor entity, PODS, LLC, that employees were entitled to in the event of a public offering of the Company's common stock or the sale of the Company to options in shares of stock in PODS, Inc. There were 250,000 options granted that will be vested over a four year period beginning January 1, 2000. The options have an exercise price of $1 per share, but were granted when the fair market value of the stock was $3 per share. This resulted in the intrinsic value of the options of $500,000 being recorded. This amount is being amortized as compensation expense over the vesting period of the options. Compensation expense of $218,750 was recorded in the year ended September 30, 2001.

11.     Loss Per Share

Options to purchase shares of common stock were not included in the computation of diluted loss per share because of the antidilutive effect of the options on the loss per share calculation.

12.     Stock Option Grants

During the nine months ended September 30, 2000, the Board of Directors adopted the 2000 Stock Option Plan (the Plan). Under the terms of the Plan, 1,100,000 shares of the Company’s common stock may be subject to option and sold. During the year ended September 30, 2001 and the nine months ended September 30, 2000, the Company granted 325,000 and 170,250 incentive stock options, respectively, to purchase its common stock to Company employees and Board of Director members under the Plan. The per share option price was set based on management’s estimate of the market value of the Company’s common stock at the time of the grant of the incentive stock option. The value of the Company’s common stock was estimated by management, taking into consideration recent and anticipated sales of the Company’s common stock. These options have an exercise price of $1 to $3 per share and life of ten years; and are subject to vesting based on length of service.

The following table summarizes the stock option activity during the nine months ended September 30, 2000, and the year ended September 30, 2001:

		Per Share	Fair Value
	Number of	Option	of Options at
	Shares	Price	Grant

Outstanding at December 31, 1999	—	$—

Granted	170,250	1	$0.33

Exercised	—	—

Cancelled	—	—

Outstanding at September 30, 2000	170,250	$1

Exercisable at September 30, 2000	170,250	$1

Granted	275,000	$1	$2.44

Granted	50,000	$3	$1.32

Exercised	—	—

Cancelled	—	—

Outstanding at September 30, 2001	445,250	$1

Outstanding at September 30, 2001	50,000	$3

Exercisable at September 30, 2001	249,000	$1 to $3

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, but applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its incentive stock options. Therefore, no compensation expense has been recognized for stock options granted to Company employees and board members at fair market value. Additionally, compensatory stock options granted to employees at below market value have been recorded using the intrinsic value outlined in APB No. 25. Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed in SFAS No. 123, net loss would have been increased to $1,417,829 ($0.13 per share) and $1,292,633 ($0.12 per share) for the year ended September 30, 2001 and the nine months ended September 30, 2000, respectively.

The fair value for these options was estimated at the date of grant using the Minimum Value option pricing model with the following assumptions:

Risk free interest rate	5.8%

Dividend yield	–

Expected life of options (in years)	7

The weighted average remaining contractual life of the options is nine years.

13.     Subsequent Events (Unaudited)

On October 1, 2001, the Company granted 152,750 incentive stock options to purchase the Company’s common stock at a price of $3.25 per share.

As of December 14, 2001, an additional $1,540,000 was raised through the sale of the Series A Subordinate Convertible Debenture.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Our board of directors includes five members, one of which is an executive officer. Our directors are elected annually. We have no board committees. The following table sets forth the name, age and position of each of our directors and executive officers:

Name	Age	Position

Peter S. Warhurst	49	President, Chief Executive Officer and Chairman of the Board

Thomas M. Calcaterra	47	Chief Financial Officer

David Revelia	48	Chief Operations Officer

R. Paul Umberg	61	Chief Administrative Officer

Philip Doganiero	44	Director

Dennis Martino	49	Director

W. Keith Schilit	47	Director

Martin H. Schweitzer	57	Director

         Mr. Warhurst has served as our President since August 27, 1998 and Chairman and CEO since January 2000. From October 1996 through August 26, 1998, he held the position of Managing Partner with our Predecessor. From October 1994 to October 1996, he managed personal investments including real estate development. In 1985 Mr. Warhurst was one of the three founders of EAI Systems, Inc., developers of computer software for the public safety market, and held the position of Vice President of Operations with EAI Systems, Inc and its successors Bell Atlantic Public Sector Systems, Inc. (who purchased EAI Systems) and OCS Technologies, Inc. (who purchased Bell Atlantic Public Sector Systems), respectively until October 1994, out of Clearwater, Florida. Mr. Warhurst has not entered into an employment agreement with us.

         Mr. Calcaterra joined PODS in February 2000 as our Chief Financial Officer. From November 1998 to February 2000, he was employed as a financial consultant and a chief financial officer for companies in the time-share and staffing businesses in central Florida. From March 1997 to November 1998, he was Vice President, Chief Financial Officer and Secretary of Romac International, Inc. From October 1991 to April 1997 he was Vice President of Administration and Chief Financial Officer of Hydro Agri North America, a subsidiary of Norsk Hydro, headquartered in Oslo, Norway. Norsk Hydro is a multi billion dollar conglomerate with its primary operations in oil and energy, light metals and agriculture. From May 1989 to October 1991, he was Vice President of a sister company; Hydro Transnitro, Inc. Mr. Calcaterra was Senior Manager with Arthur Andersen & Company from 1984 to 1989 and Manager with Deloitte & Touche from 1977 to 1984.

         Mr. Revelia has served as Vice President Operations since August 27, 1998 and our Chief Operations Officer since April, 2001. Previously, he held the same position with our predecessor from June 1, 1998 through August 26, 1998. Mr. Revelia has held the position of Company Officer with the Largo Fire Department, Largo, Florida since 1977. In addition, he was Manager of Operations and Distribution for IPAGSA in Odessa, Florida, a foreign manufacturer of offset printing equipment and supplies, from November, 1994 to January, 1995. From August, 1989 through September, 1994 and from May 1995 to March 1996 he was a Project Manager for EAI Systems, Inc. of Clearwater Florida, developers of computer software for the public safety market, and its successors Bell Atlantic Public Sector Systems, Inc. and OCS Technologies, Inc., respectively.

         Mr. Umberg has been our Chief Administrative Officer since April 2000. In April, 2001, his duties and title were changed to Chief Administrative Officer. Mr. Umberg joined PODS, Inc. in March of 2000 after five and one half years of executive management with Danka Office Imaging, in St. Petersburg, Florida, a global supplier of copies, fax and printer office products, during which he was engaged in a number of roles with direct operational responsibility. Mr. Umberg’s titles included President and CEO of Danka Omnifax, President of Danka North American Operations and Corporate Vice President. At one time or another he had direct responsibility for Service Dispatch Centers, Operations, Integrated Supply Chains, Worldwide Integration, Human Resources, Real Estate and Facilities, and Fleet Management in addition to P&L responsibility. Prior to joining Danka Mr. Umberg spent over 30 years in the banking industry as a shareholder of a two-bank community holding company with assets over $165 million and as the President and CEO of both banks.

         Mr. Doganiero has been a member of our Board of Directors since November, 1999. Currently Mr. Doganiero is President of Doganiero Holdings, Inc. (private investments), in Las Vegas, Nevada, a position he has held since November 1997. Before his retirement at age 41, he was, from June 1997 to June 1998, Chairman of Dataflex Corporation, in Clearwater Florida, a national publicly traded systems integration company, and served as its President from January 1995 to June 1998. He was President, the founder and CEO of National Data Products, Inc., in Clearwater, Florida, which was recognized by INC. Magazine as one of the top 100 fastest growing private companies between May 1982 and January 1995. Mr. Doganiero was three time finalist for entrepreneur of the year in the State of Florida sponsored by INC. Magazine and Ernst & Young LLP.

         In December, 1994, a former employee of National Data Products, Inc. filed a complaint in the United States District Court for the Middle District of Florida, Tampa Division, against Mr. Doganiero and National Data Products, Inc. The complaint alleges, among other things, that Mr. Doganiero promised to provide the employee with stock options to purchase National Data Products, Inc. common stock, but terminated his employment at a time when the company was being sold without granting him any options and that in doing so, Mr. Doganiero and National Data Products, Inc. breached a contract with the former employee, violated Rule 10b-5 of the Securities Exchange Act of 1934, and violated the Florida Securities and Investor Protection Act. On March 31, 1997, after a jury trial, a judgment was entered against Mr. Doganiero and National Data Products, Inc. in the amount of $564,721, including pre-judgment interest.

         Mr. Martino has been a member of our Board of Directors since November, 1999. Mr. Martino is a Certified Financial Planner and owns an independent branch office of a major securities brokerage firm. He has been in the securities industry for twenty two years. Mr. Martino has completed the Security Institute’s three-year course at the Wharton School. Concurrent with his activities at the brokerage firm, he owns and operates, Contactman Coaching, Inc., which provides a Client Contact Management System including a multi-media package, and seminars.

         Mr. Schilit has been a member of our Board of Directors since November, 1999. Mr. Schilit is President of Catalyst Ventures of Tampa, Florida, one of three companies he has founded. Catalyst provides consulting to growth businesses seeking private and public funding for growth, assists companies seeking merger or acquisition opportunities and provides analysis of investment opportunities to investment companies. Early in his career he developed strategic planning programs for Fortune 500 companies, governmental agencies and industry associations such as Corning Glass Works, Niagara Mohawk Power, The U.S. Civil Service Commission and the National Tire Dealers and Retreaders Association. He specializes in helping young entrepreneurial companies grow and find the financing they need to be successful. He is also the author of six recent books on venture capital, IPOs and emerging growth ventures. He has served on the board of directors of Check Express, Inc., Dataflex Corp., and Chico’s FAS, Inc.

         Mr. Schweitzer has been a member of our Board of Directors since November, 1999. Mr. Schweitzer is a Certified Public Accountant. Since 1976, he has been and is Managing Partner of Schweitzer and Dobosz, C.P.A., P.A. in Clearwater, Florida. The firm specializes in medical and real estate entities. Prior to joining Schweitzer and Dobosz, he was Financial Vice President of Page Corporation—U.S. Home in Silver Spring, Maryland, and he started his career with Deloitte & Touche, in Baltimore, Maryland.

Director Compensation

         Currently, we do not pay our directors cash compensation for their service as directors. In February, 2000, we granted to each of our directors options to purchase 7,500 shares of our common stock at a purchase price of $1.00 per share. The options vested on January 1, 2001 and expire in February, 2010. In January, 2001, we granted each of our directors options to purchase another 7,500 shares of our common stock at a purchase price of $3.00 per share. The options vest on January 1, 2002 if the holder is a director on December 31, 2001. In October of 2001, we granted each of our directors options to purchase another 10,000 shares of our common stock at a purchase price of $3.25 per share. The options vest on October 1, 2002 if the holder is a director on September 30, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Our securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934 and are not publicly traded. Accordingly, Section 16(a) of the Exchange Act is not applicable.

Item 10.  Executive Compensation

         The following table sets forth all cash compensation we paid or accrued during each of our last three fiscal years to our chief executive officer. The total annual salary and bonus paid or accrued during fiscal year 2000 to each of our executive officers did not exceed $100,000 unless indicated below. The options included in the table were granted to Mr. Warhurst in return for his guaranty of our debt.

Summary Compensation Table

					Long Term Compensation

		Annual Compensation			Securities
					Underlying
Name and				Other Annual	Options	All Other
Principal Position	Year	Salary($)	Bonus($)	Compensation	Awarded	Compensation

Peter S. Warhurst	2001	$55,871	$—	—	—	—
	2000	$17,692	—	—	30,000	—
	1999	—	—	—	—	—

Thomas M Calcaterra	2001	$100,397	$15,000	—	12,500	—

R Paul Umberg	2001	$108,739	—	—	12,500	—

Option Grants During 2001

         The following table provides information regarding stock options granted during fiscal year 2001 to our officers. All of those options were granted in return for Mr. Warhurst’s personal guaranty of our debt, and have an exercise price equal to estimated fair market value on the date of grant. In addition to the options described in the following table, we granted options to three of our other directors and two of our other executive officers in return for their guaranty of our debt. Those options are described under “Related Party Transactions.”

	Number of	Percent of
	Shares	Total Options
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price
Name	Granted	Fiscal Year	Per Share	Expiration Date

Thomas M. Calcaterra	10,000		3.00	February 1, 2011
R. Paul Umberg	35,000		3.00	February 1, 2011

Year-End Option Values

         The following table provides information as to the number and value of options outstanding at September 30, 2001, held by our officers.

	Number of Unexercised	Value of Unexercised
	Options at	In-the-Money Options
	September 30, 2001	at September 30, 2001
Name	Exercisable/Unexercisable	Exercisable/Unexercisable

Peter S. Warhurst	30,000/0	Footnote(1)
Thomas M. Calcaterra	87,500/42,500	Footnote(1)
R. Paul Umberg	117,500/72,500	Footnote(1)

(1)   The Company is unable to state the market value of its common equity because the Company's common equity is not publicly traded and no valuation of the shares has been performed. This amount is not disclosed due to the lack of a trading market for the Company's common stock.

Stock Option Plan

         In 2000, our board of directors approved our 2000 Stock Option Plan. Employees, directors and consultants are eligible to receive grants of options under the plan. We set aside 1.1 million shares in the plan. As of December 14, 2001, options to purchase a total of 648,000 shares of our common stock had been granted under the plan, including 100,000 to our outside directors and 187,500 to our executive officers. Thirty thousand of the options held by our outside directors vest on January 1, 2002, if they continue to serve as directors on December 31, 2001.

Indemnification

         The Company has entered into indemnification agreements with each of its current directors and executive officers which will provide for indemnification of, and advancement of expenses to, such persons for expenses and liability incurred by them by reason of the fact that they are or were a director, officer, shareholder of the Company.

including indemnification under circumstances in which indemnification and advancement of expenses are discretionary under Florida law.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of the company pursuant to the foregoing provisions, or otherwise, the company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

         The following table provides information as of December 14, 2001 about stockholders who are the beneficial owners of more than 5% of our common stock or who are our directors or executive officers. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

	Amount and Nature
	of Beneficial Ownership(1)

Name and Address of Beneficial Owner	Shares	Percentage

PODS USA, LLC(2) 6061 45th Street North St. Petersburg, FL 33714	7,000,000	63.6%

JPJ Development, Inc.(2) 6061 45th Street North St. Petersburg, FL 33714	7,000,000	63.6%

Peter S. Warhurst(2),(3)	7,030,000	63.7%

Philip Doganiero(4)	545,000	5.0%

Dennis Martino(5)	338,172	3.1%

W. Keith Schilit(6)	246,065	2.2%

Martin H. Schweitzer(7)	65,000	0.5%

R. Paul Umberg(8)	72,500	0.7%

Thomas M. Calcaterra(9)	42,500	0.4%

David Revelia(10)	0	—

All directors and executive officers as a group (8 persons)	8,339,237	75.8%

(1)	The percentages are calculated on the basis of 11,003,237 shares of common stock outstanding on September 30, 2001. Under SEC rules, we calculate the percentage ownership of each person who owns exercisable options by adding (1) the number of exercisable options for that person only to (2) the number of total shares outstanding, and dividing the result into (3) the total number of shares and exercisable options owned by that person. The business address of each of our directors and executive officers is: c/o PODS, Inc., 6061 45th Street North, St. Petersburg, Florida 33714.

Since our shareholders are not required to file reports of beneficial ownership under Section 13(d) of the Securities and Exchange Commission, the information in this table is derived from our records and is based on our interpretation of the term “beneficial ownership,” rather than on reports filed with the Securities and Exchange Commission.

(2)	PODS USA, LLC is a limited liability company. The following members hold the voting interests in PODS USA, LLC:

Approximate %
of Voting
Member	Interest

JPJ Development, Inc.	50%

Varo Estates, Inc.	31%

Ona, LLC	12%

Robert B. Timberlake	2%

Dennis Martino, Trustee	2%

Richard K. Warhurst	1%

Christopher J. Cavallaro	1%

Ricardo Chaves	Less than 1%

Lovelace	Less than 1%

Peter S. Warhurst, as trustee of his family trust, owns all of the voting shares of JPJ Development, Inc. W. Roy Courtney owns all of the shares of Varo Estates, Inc., and C. William Ash and his wife own all of the member interests of Ona, LLC. All of the persons or entities listed in the table above, and all of their shareholders could be deemed to be the beneficial owners of all or part of the shares owned by PODS USA, Inc. Of the foregoing persons and entities, we consider only JPJ Development, Inc. and Mr. Warhurst to be beneficial owners of the shares owned by PODS USA, LLC.

(3)	Includes all of the shares beneficially owned by JPJ Development, Inc. and an exercisable option to purchase 30,000 shares.

(4)	Includes 500,000 shares owned by the Doganiero Family Trust and exercisable options to purchase 45,000 shares.

(5)	Includes 293,172 shares held in Mr. Martino’s IRA and exercisable options to purchase 45,000 shares. Does not include any shares owned by PODS USA, LLC.

(6)	Includes 201,065 shares owned by Mr. Schilit and his wife jointly and exercisable options to purchase 45,000 shares.

(7)	Includes 50,000 shares owned by Mr. Schweitzer and his wife jointly and exercisable options to purchase 15,000 shares.

(8)	Represents exercisable options to purchase 72,500 shares.

(9)	Represents exercisable options to purchase 42,500 shares.

(10)	Mr. Revelia owns an approximate 4.28% non-voting interest in PODS USA, LLC.

Item 12.	Certain Relationships and Related Transactions.

         In October, 1996, JPJ Development, Inc. and Varo Estates, Inc. formed Rope Developments, a general partnership which initially developed a mini-storage business. Peter S. Warhurst—our chairman and chief executive officer—was then the beneficial owner of all of the voting shares of JPJ Development, Inc. and W. Roy Courtney was the beneficial owner of all of the voting shares of Varo Estates, Inc.

         Upon the formation of Rope Developments, JPJ Development, Inc. and Varo Estates, Inc. contributed as capital to Rope Developments the real estate which Rope Developments then developed as a mini storage. The property had been purchased by them for $493,389 and in return for their contributions, each of them received a 50% profits and capital interest in Rope Developments.

         Later, David Revelia—our Chief Operations Officer—through Davlin Investments, Inc., acquired a 5% non-voting profits interest in Rope Developments in return for his services. Through Rope Developments, Messrs. Warhurst, Courtney and Revelia began the initial development of the PODS concept, and the PODS container and hydraulic lift designs.

         In 1997, JPJ Development, Inc. made a non-interest bearing $90,000 loan to Rope Developments. One-half of the loan was repaid and the other half was converted to capital in August, 1998. Also, in February through August, 1998, Rope Development advanced to Davlin Investments, Inc. $500 per week. The advances totaled $15,000 and were non-interest bearing. Davlin Investments is repaying the advances on a weekly basis.

         In August, 1998, Rope Developments sold its mini-storage property and distributed the net proceeds of the sale to its partners. Also in August, 1998, JPJ Development, Inc., Varo Estates, Inc. and Davlin Investments, Inc. formed Portables On Demand Storage, L.L.C. and contributed as capital an aggregate of $232,000 in cash. Rope Developments merged into Portables on Demand Storage, L.L.C., which then became the owner of the PODS name, concept, and technology. At about the same time, Varo Estates then sold a 12.5% voting membership interest to Ona, LLC.

         Portables On Demand Storage L.L.C. later changed its name to PODS, LLC. On September 3, 1999, we issued 7 million shares of our common stock to PODS, LLC in exchange for the assets and liabilities of its portable-on-demand moving and storage business. Those assets (net of liabilities) were carried on the books of PODS, LLC at $1,248,962 at the time of the transaction. Mr. Warhurst, our chairman, and W. Roy Courtney and C. William Ash were the beneficial owners of membership interests in PODS, LLC at the time of that transaction. See Footnote 2 to “Principal Shareholders.”

         On the same date, we simultaneously sold 2,150,000 shares of our common stock for $1.00 per share in a private offering. Later in 1999, we sold an additional 1,633,172 shares for $1.00 per share in the same private offering. The Doganiero Family Trust, an affiliate of, Mr. Doganiero, one of our directors, purchased 500,000 of those shares. Mr. Martino, one of our directors, purchased 273,172 of those shares through his IRA. Mr. Schweitzer, one of our directors, and his wife jointly purchased 50,000 of those shares.

         In November, 1999, we issued 220,065 shares of our common stock to Mr. Schilit, a director, in lieu of cash compensation for financial and strategic advisory services performed by Mr. Schilit’s consulting firm, Catalyst Ventures, in connection with our 1999 private offering.

         In December, 1999, we entered into a Stockholders’ Agreement with all of our stockholders which includes the following provisions:

•	restrictions on disposition of our common stock;

•	rights of first refusal if our common stock is being sold;

•	rights of co-sale if our common stock is being sold;

•	requirements to sell our common stock if shareholders owning more than 33.3% wish to sell their shares;

•	preemptive rights to subscribe to additional shares of our common stock; and

•	registration rights.

         During calendar 2000, we granted options to purchase a total of 250,000 shares of our common stock in return for personal guaranties of a specified amount of a working capital loan. Directors Warhurst, Doganiero, Martino, and Schilit each guaranteed $300,000 of debt and were each granted options to purchase 30,000 shares at a purchase price of $1.00 per share.

         We have entered into employment agreements with Messrs. Umberg and Calcaterra, our Chief Administrative Officer and Chief Financial Officer, respectively. We have also entered into indemnification agreements with each of our executive officers and directors as described under “Our Management—Indemnification.”

Item 13.    Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit
Number		Description

3.1(†)	—	Articles of Incorporation of Registrant.

3.2(†)	—	Articles of Amendment to Articles of Incorporation of Registrant.

3.3(†)	—	Bylaws of Registrant.

4.1(†)	—	Revised Form of Series A Subordinated Convertible Debenture.

4.2(†)	—	Revised Form of Trust Indenture for Series A Subordinated Convertible Debentures.

4.3(†)	—	Revised Form of Escrow Agreement between U.S. Bank Trust National Association and the Registrant for Series A Subordinated Convertible Debentures.

4.4(†)	—	Promissory Note between Rope Developments and Pinellas Community Bank dated April 16, 1997. (Principal amount of $27,000).

4.5(†)	—	Promissory Note between Rope Developments and Citizens Bank & Trust dated April 10, 1998. (Principal amount of $19,699.22).

4.6(†)	—	Promissory Note between Rope Developments and Citizens Bank & Trust dated September 1, 1998. (Principal amount of $44,000).

4.7(†)	—	Commercial Security Agreement between Rope Developments and Citizens Bank & Trust dated September 1, 1998.

4.8(†)	—	Intentionally Omitted.

4.9(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated August 6, 1999. (Principal amount of $100,000).

4.10(†)	—	Commercial Security Agreement between PODS, Inc. and Peoples Bank dated August 6, 1999.

4.11(†)	—	Business Loan Agreement dated September 3, 1999 between PODS, Inc. and First National Bank of Florida. (Principal amount of $15,526.87).

4.12(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $15,526.87).

4.13(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.

4.14(†)	—	Business Loan Agreement dated September 3, 1999 between PODS, Inc. and First National Bank of Florida. (Principal amount of $37,263.07).

4.15(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $37,263.07).

4.16(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.

4.17(†)	—	Business Loan Agreement dated September 3, 1999 between PODS, Inc. and First National Bank of Florida. (Principal amount of $79,636.41).

4.18(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $79,636.41).

4.19(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.

4.20(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,541.03).

4.21(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,541.03).

4.22(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.

4.23(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,813.37).

4.24(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,813.37).

4.25(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.

4.26(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $93,261.60).

4.27(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $93,261.60).

4.28(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.

4.29(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $99,046.99).

4.30(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $99,046.99).

4.31(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.

4.32(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,797.18).

4.33(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,797.18).

4.34(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.

4.35(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,813.49).

4.36(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,813.49).

4.37(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.

4.38(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $140,084.20).

4.39(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $140,084.20).

4.40(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.

4.41(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated September 15, 1999. (Principal amount of $62,365.40).

4.42(†)	—	Commercial Security Agreement between PODS, Inc. and Peoples Bank dated September 15, 1999.

4.43(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated May 23, 2000. (Principal amount of $500,000).

4.44(†)	—	Commercial Security Agreement between PODS, Inc. and Peoples Bank dated May 23, 2000.

4.45(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated September 5, 2000. (Principal amount of $500,000).

4.46(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated October 18, 2000. (Principal amount of $500,000).

4.47(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated October 18, 2000. (Principal amount of $500,000).

4.48(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated October 18, 2000.

4.49(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated December 19, 2000. (Principal amount of $250,000).

4.50(†)	—	Promissory Note between PODS, Inc. and PowerCerv Technologies Corporation dated September 30, 1999. (Principal amount of $80,000).

10.1(†)	—	Organizational Written Action of The Board of Directors of PODS, Inc. pursuant to which PODS, Inc. acquired the assets of PODS, LLC.

10.2(†)	—	Stockholders’ Agreement.

10.3(†)	—	Form of Indemnification Agreements between Registrant and its directors.

10.4(†)	—	Employment Agreement between PODS, Inc. and R. Paul Umberg dated April 4, 2000.

10.5(†)	—	Employment Agreement between PODS, Inc. and Thomas M. Calcaterra dated February 1, 2000.

10.6(†)	—	Lease dated December , 1998 between MICP Realty Associates No. 2, MICP Realty Associates No. 3, MICP Realty Associates No. 4, and MICP Realty Associates No. 5 (all as landlord) and Portables On Demand Storage, LLC.

10.7(†)	—	Rider dated January 5, 1999 to Lease dated December 31, 1998.

10.8(†)	—	Lease Expansion Agreement dated June 18, 1998 between MICP Realty Associates Nos. 2, 3, 4 and 5 and Portables On Demand Storage, LLC.

10.9(†)	—	Warehouse Lease dated May 24, 1999 between Wes-Flo Co. and PODS, LLC.

10.10(†)	—	Business Lease dated September 17, 1999 between Fundamental Hopkins Easton No. 11, Inc. and PODS, Inc.

10.11(†)	—	Lease between William B. Shirley and PODS, Inc. dated February 24, 2000.

10.12(†)	—	Form of Stock Option Grants dated August 23, 2000 between each of the Registrant and Peter J. Warhurst, Philip Doganiero, Dennis Martino, and W. Keith Schilit regarding loan guarantees.

10.13(†)	—	2000 Stock Option Plan.

†	Incorporated by reference to the Company's registration statement on Form SB-2, file number 333-55460, filed in Washington, D.C. on May 30, 2001

(b)	Reports on Form 8-K
None

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ PETER S. WARHURST

Name: Peter S. Warhurst Title: President

         Each person whose signature to this Annual Report on Form 10-KSB appears below hereby appoints Peter S. Warhurst and Thomas M. Calcaterra, or either of them, as his attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file all amendments and post-effective amendments to this Annual Report on Form 10-KSB, and any and all instruments or documents filed as a part of or in connection with this Annual Report on Form 10-KSB or the amendments thereto, and the attorney-in-fact, or either of them, may make such changes and additions to this Annual Report on Form 10-KSB as the attorney-in-fact, or either of them, may deem necessary or appropriate.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ PETER S. WARHURST Peter S. Warhurst	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 21, 2001

/s/ THOMAS M. CALCATERRA Thomas M. Calcaterra	Chief Financial Officer (Principal Accounting and Financial Officer)	December 21, 2001

/s/ PHILIP DOGANIERO Philip Doganiero	Director	December 21, 2001

/s/ DENNIS MARTINO Dennis Martino	Director	December 21, 2001

/s/ W. KEITH SCHILIT W. Keith Schilit	Director	December 21, 2001

/s/ MARTIN H. SCHWEITZER Martin H. Schweitzer	Director	December 21, 2001