Form 10QSB
period 2001-12-31
PODS INC
filed 2002-02-14
CIK 1094969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________________ TO __________________________

Commission File Number: 333-55460

PODS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Florida	59-3589361

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6061 45th Street North
St Petersburg, Florida	33714

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (727) 528- 6300

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The registrant had 11,003,237 Shares of Common Stock, $.0001 par value, outstanding as of February 14, 2002.

INDEX

Page

PART I — FINANCIAL STATEMENTS
ITEM 1 - Financial Statements
Balance Sheets as of December 31, 2001 (Unaudited) and September 30, 2001	3
Statements of Operations for the three months ended December 31, 2001 and 2000 (Unaudited)	5
Statement of Stockholders’ Equity for the three months ended December 31, 2001 (Unaudited)	6
Statements of Cash Flows for the three months ended December 31, 2001 and 2000 (Unaudited)	7
Notes to Financial Statements (Unaudited)	8
ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
PART II — OTHER INFORMATION
ITEM 6 – Other Information	14
Signature	15
Exhibits	16

PODS, Inc.

Balance Sheets

	December 31	September 30
	2001	2001

	(Unaudited)
Assets
Current assets:
Cash	$2,760,472	$2,277,920
Accounts receivable, net of allowance for doubtful accounts of $23,779 and $17,536, respectively	672,460	931,333
Prepaid expenses and other current assets	71,620	139,266
Inventory	732,748	830,104

Total current assets	4,237,300	4,178,623
PODS and lifts in process	461,118	331,788
Rental equipment, net of accumulated depreciation	4,428,468	3,987,641
Property and equipment, net of accumulated depreciation	1,606,622	1,549,735
Other assets:
Deposits	115,854	105,386
Other noncurrent assets	733,948	761,920

Total other assets	849,802	867,306

Total assets	$11,583,310	$10,915,093

Balance Sheets (continued)

	December 31	September 30
	2001	2001

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,231,596	$1,418,665
Due to customers	35,444	24,884
Deferred revenue	296,706	308,784
Deferred franchise fees	185,000	260,000
Accrued expenses	529,068	620,381
Current portion of long-term debt and capital leases	832,745	740,904

Total current liabilities	3,110,559	3,373,618
Long-term debt and capital lease obligations, net of current portion	6,998,735	5,553,336
Stockholders’ equity:
Common stock, par value $.0001 per share: authorized 100,000,000 shares; 11,003,237 shares issued and outstanding	1,100	1,100
Additional paid-in capital	6,853,315	6,853,315
Unearned compensation	(250,000)	(281,250)
Accumulated deficit	(5,130,399)	(4,585,026)

Total stockholders’ equity	1,474,016	1,988,139

Total liabilities and stockholders’ equity	$11,583,310	$10,915,093

See accompanying notes.

PODS, Inc.

Statements of Operations (Unaudited)

	Three months ended
	December 31

	2001	2000

Revenues:
Rental and delivery revenue	$1,223,027	$1,041,122
Sales of PODS and lifts to franchisees	1,170,841	844,145
Franchise license revenue	243,000	30,000
Revenue from services to franchisees	204,483	123,613

	2,841,351	2,038,880
Cost of revenues:
Cost of rental and delivery	627,244	579,117
Cost of sales of PODS and lifts	1,046,160	713,572
Franchise costs	20,959	12,230

	1,694,363	1,304,919
Operating expenses:
Selling, general and administrative expenses	1,284,011	1,054,062
Depreciation and amortization	212,405	170,354

Loss from operations	(349,428)	(490,455)
Other expense (income):
Other income	(2,349)	(57)
Interest expense	198,294	84,315

Net loss	$(545,373)	$(574,713)

Basic and diluted net loss per share	$(0.05)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	11,003,237	11,003,237

See accompanying notes.

PODS, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional			Total
			Paid-In	Unearned	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at September 30, 2001	11,003,237	$1,100	$6,853,315	$(281,250)	$(4,585,026)	$1,988,139
Earned portion of options granted to employees				31,250		31,250
Net loss					(545,373)	(545,373)

Balance at December 31, 2001(Unaudited)	11,003,237	$1,100	$6,835,315	$(250,000)	$(5,130,399)	$1,474,016

See accompanying notes.

PODS, Inc.

Statements of Cash Flows (Unaudited)

	Three months ended
	December 31

	2001	2000

Cash flow from operating activities
Net loss	$(545,373)	$(574,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,405	170,354
Stock options granted to employees	31,250	—
Interest expense on stock options issued in connection with guarantees of debt	13,138	—
Changes in assets and liabilities:
Accounts receivable	258,873	260,535
Prepaid expenses and other current assets	67,646	(29,086)
Inventory	97,356	(33,422)
PODS and lifts in process	(129,330)	36,699
Deposits and other noncurrent assets	(13,133)	(19,270)
Accounts payable	(187,069)	(103,985)
Due to customers	10,560	(41)
Deferred revenue	(12,078)	80,138
Accrued expenses	(166,313)	(56,561)

Total adjustments	183,305	305,361

Net cash used in operating activities	(362,068)	(269,352)
Cash flow from investing activities
Purchase of PODS	(573,198)	(289,736)
Purchase of property and equipment	(119,422)	(92,291)
Patent costs	—	(3,015)

Net cash used in investing activities	(692,620)	(385,042)
Cash flow from financing activities
Debt issuance cost	—	(23,525)
Proceeds from long-term debt	1,770,000	750,000
Principal payments on long-term debt and capital lease obligations	(232,760)	(195,170)

Net cash provided by financing activities	1,537,240	531,305

Net increase (decrease) in cash	482,552	(123,089)
Cash at beginning of period	2,277,920	422,997

Cash at end of period	$2,760,472	$299,908

Supplemental disclosures of noncash financing activities Fair value of options issued in connection with guarantees of debt	$—	$117,665

See accompanying notes.

PODS, Inc.

Notes to Financial Statements

December 31, 2001

NOTE 1. BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2001, statements of operations for the three months ended December 31, 2001 and 2000, the consolidated statements of cash flows for the three months ended December 31, 2001 and 2000, and the consolidated statement of stockholders’ equity for the three months ended December 31, 2001 are unaudited.

In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which maybe expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in PODS, Inc.’s annual report on Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2. INVENTORY

Company’s inventory is summarized as follows:

	December 31	September 30
	2001	2001

	(Unaudited)
Completed PODS® and lifts	$95,224	$136,593
PODS® and lifts in process	—	29,314
Raw Materials	637,524	664,197

Total Inventory	$732,748	$830,104

NOTE 3. LONG TERM OBLIGATIONS

Long-term obligations are summarized as follows:

	December 31,	September 30,

	2001	2001

	(unaudited)

10% note payable, principal and interest due on September 30, 2003; collateralized by software	80,000	80,000

Notes payable, principal and interest payable in installments through September 2004, interest at varying rates from 7.75% to 9.5%; collateralized by certain assets	1,576,478	1,736,822

Subordinated Convertible Debentures	5,575,000	3,845,000

Capital leases, principal and interest payable in installments through 2005, interest at varying rates from 8.0% to 9.18%	600,002	632,418

	7,831,,480	6,294,240

Less current portion	(832,745)	(740,904)

Due after one year	$6,998,735	$5,553,336

      As of December 31, 2001, the Company raised $5,575,000 through an offering of Series A Subordinated Convertible Debentures. These debentures carry an interest rate of 12% payable quarterly and mature on April 15, 2010. They are convertible into one share of common stock for each $5.10 of debentures held only in the event of a public offering or the sale of the Company.

PODS, Inc.

Notes to Financial Statements (continued)

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report and in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission. Management’s discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about the Company, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by or on behalf of Company. Words such as “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. The Company’s actual results may differ materially from what is expressed in such forward-looking statements. All forward-looking statements are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Overview. The following is a discussion of certain factors affecting our results for the three-month periods ending December 31, 2001 and December 31, 2000 and our liquidity and capital resources.

     Net Cash. Our net cash used in our operations was $(362,068) for the three-month period ended December 31, 2001 and $(269,352) for the three-month period ended

December 31, 2000. Our net cash flow deficit during the three-month period ended December 31, 2001 resulted primarily from reducing our payables and an increase in our finished goods inventory.

     We had an increase of cash of $482,552 for the three months ended December 31, 2001 compared to a cash decrease of $123,089 for the three months ended December 31, 2000. The increase is due to a continued influx of cash from our debenture offering.

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

     Capital expenditures consisting primarily of new PODS and lifts being placed in service increased by $310,593 or 81% from $382,027 during the three month period ended December 31, 2000, to $692,620 during the three month period ended December 31, 2001. The increase is due to 309 PODS placed in service during the three months ended December 31, 2001 compared to 76 placed in service during the three months ended December 31, 2000.

     The PODS and lifts used in company-owned territories increased by 511 PODS, or 21.6% and one lift in 2001. At December 31, 2001, we had 2,880 PODS and 11 lifts in service. At December 31, 2000, we had 2,369 PODS and 10 lifts in service.

     Advertising expenditures, to educate consumers about the advantages of using PODS, which are included in cash flow from operations, decreased by $24,934 or 19.6% from $127,418 for the three month period ended December 31, 2000 to $102,484 for the three month period ended December 31, 2001.

     We expect to increase both our capital expenditures and advertising in 2002 as we open new company-owned territories with the proceeds from our debenture offering. Management is planning to open a territory in Chicago in February 2002.

     Rental and Delivery Revenue. Rental and delivery revenue increased by $181,905 or 17.5% from $1,041,122 for the three months ended December 31, 2000 to $1,223,037 for the three months ended December 31, 2001. The number of PODS available for rent in Company-owned markets increased by 511 or 21.6%, from 2,369 at December 31, 2000 to 2,880 at December 31, 2001. The average monthly revenue per POD rented decreased by $4.72 per POD rented or 3.2% from $146.06 during the three month period ended December 31, 2000 to $141.34 during the three month period ended December 31, 2001.

     Sales of PODS and Lifts to Franchisees. Revenue from the sale of PODS and lifts to franchisees increased by $326,696 or 38.7% from $844,145 for the three month period ended December 31, 2000 to $1,170,841 for the three month period ended December 31,

2001. PODS sold increased by 70 or 15.7% from 447 PODS in the three month period ended December 31, 2000 to 517 PODS in the three month period ended December 31, 2001. Lifts sold increased by 4 or 200% from 2 lifts sold during the three months ended December 31, 2000 to 6 lifts sold during the three months ended December 31, 2001.

     Franchise Revenues. Franchise revenues consists primarily of initial license fees paid by the franchisee for exclusive rights for a geographic territory, which is recognized in revenue when the franchisee opens for business, and an 8% royalty the franchisee pays on a semi-monthly basis. Franchise revenues increased by $293,870 or 191.3% from $153,613 during the three-month period ended December 31, 2000 to $447,483 during the three month period ended December 31, 2001.

     Gross Profit from Rental and Delivery Revenue. Gross profit from rental and delivery revenue represents revenues less the cost of services provided. Gross profit increased by $133,778 or 29% from $462,005 during the three months ended December 31, 2000 to $595,783 during the three-month period ended December 31, 2001. Gross profit as a percentage of revenue also increased from 44.4% during the three-month period ended December 31, 2000 to 48.7% during the three months ended December 31, 2001. The increase in gross profit as a percentage of revenue is a result of better leveraging certain fixed costs in the rental and delivery of PODS.

     Gross Profit from the Sale of PODS and Lifts. Gross profit from the sale of PODS and lifts represents the revenue from the sale of PODS and lifts less all manufacturing costs related to their production. Gross profit decreased by $5,892 or 4.5% from $130,573 during the three months ended December 31, 2000 to $124,681 during the three months ended December 31, 2001. Gross profit as a percentage of revenues also decreased from 15.5% during the three-month period ended December 31, 2000 to 10.7% during the three month period ended December 31, 2001. The decrease in gross profit and in gross profit as a percentage of revenues is a result of having greater productive capacities during the three months ended December 31, 2001 which management expects to be utilized during the remainder of this fiscal year.

     Gross Profit from Franchise Revenues. Gross profit from franchise revenues represents the revenues less costs associated with selling and opening a franchise. Gross profit from franchise revenues increased by $285,141 or 201.7% from $141,383 during the three months ended December 31, 2000 to $426,524 for the three months ended December 31, 2001. Gross profit as a percentage of revenue increased slightly from 92.0% during the three months ended December 31, 2000 to 95.3% during the three months ended December 31, 2001.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $229,949 or 21.8% from $1,054,062 during the three months ended December 31, 2001 to $1,284,011 during the three months ended December 31, 2001, primarily from increased staffing to handle the larger volume of business. Selling, general and administrative expense as a percentage of revenue decreased from 51.7% during the three-month period ended December 31, 2000 to 45.2% during the three month period ended December 31, 2001. The decrease in selling general and administrative expenses as a percentage of revenues is primarily a result of efficiencies derived from a larger revenue base.

     Interest Expense. Our interest expense increased by $113,979 or 135.2% from $84,315 during the three months ended December 31, 2000, to $198,294 during the three months ended December 31, 2001. The increase in interest expense is a result of our increased borrowings, including the debentures, to develop our infrastructure and to support our growth.

     Net Losses. Our net loss decreased by $29,340 or 5.1% from $(574,713) for the three months ended December 31, 2000 to $(545,373) for the three months ended December 31, 2001. Our net loss as percentage of revenue decreased from (28.2%) for the three months ended December 31, 2000 to (19.2%) for the three months ended December 31, 2001.

Liquidity and Capital Resources

   Liquidity — Sources of Cash

     Borrowings. Borrowings were our largest source of cash during the three months ended December 31, 2001. The debenture offering raised $5,575,000 as of December 31, 2001 and $1,770,000 during the three months ended December 31, 2001. We believe that our ability to borrow will increase as a result of this debenture offering.

     Sales to Franchisees. Our largest source of cash other than debt financing, during the three months ended December 31, 2001 was from sales of PODS and lifts to our franchisees and fees and royalties paid by our franchisees. During the twelve months ended September 30, 2001 we opened a second manufacturing location in Illinois to accommodate the growth in POD sales. Our royalty revenue increased by $80,870 or 65.4% from $123,613 for the three months ended December 31, 2000 to $204,483 for the three months ended December 31, 2001. Our franchise fee revenue increased by $213,000 or 710% from $30,000 for the three months ended December 31, 2000 to $243,000 for the three months ended December 31, 2001. As of December 31, 2001, we had deferred franchise fees of $185,000, which will be recognized in the current fiscal year. This will continue to be our largest source of cash as these new franchises open and the existing franchises mature.

     Rental and Delivery Revenue. During the three-month period ended December 31, 2001 our third largest source of cash was from rental and delivery revenue generated by our company-owned PODS moving and storage business. We expect revenues from this source to increase significantly with the opening of new locations. Our next expansion is currently targeted for February 2002 in the Chicago, Illinois market.

     Borrowings. During the three months ended December 31, 2001, our long-term debt increased to $6,993,735. Our long-term debt will increase substantially as we continue to sell the debentures. We also believe that our ability to borrow will increase as we sell additional debentures if we have consistently profitable operations. We expect to borrow additional funds in the future as we sell additional debentures and possibly obtain other senior debt.

     As of December 31, 2001, assuming we sell all $10 million of the debentures, our debt service requirements on the debentures, our existing debt and capitalized lease obligations on a pro forma basis over the next five years are expected to be as follows:

2002	$2,132,337
2003	$2,099,547
2004	$1,786,730
2005	$1,410,277
2006	$1,285,791

     The amounts set forth above will increase if we borrow additional amounts, as we expect to do. We will use a portion of the net proceeds from the sale of the debentures to fund interest payments on the debentures for the first two years. The table below describes, the funds set aside for the payment of interest on the debentures as of December 31, 2001 and what funds will be set aside if we sell the maximum amount of this offering:

	December 31,	Maximum
	2001	$10 million

Interest reserve	$1,089,102	$2,196,702

     After the first two years, we expect our operations or other borrowings or capital infusions to generate sufficient cash to pay interest on the debentures and to pay the debentures at maturity.

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PODS, INC. (Registrant)

Signature	Title	Date

/s/ Peter S. Warhurst Peter S. Warhurst	Chairman of the Board of Directors; Chief Executive Officer	February 14, 2002

/s/ Thomas M. Calcaterra Thomas M. Calcaterra	Chief Financial Officer (principal financial officer)	February 14, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.14	Lease Agreement dated December 31, 2001 between First American Trust and PODS, Inc.*
21	Subsidiaries of the Registrant*

*Incorporated by reference to the PODS, Inc. Post-Effective Amendment No. 1 to
Registration Statement on Form SB-2, File No. 333-55460, filed on February 6, 2002.