Form 10QSB
period 2002-03-31
PODS INC
filed 2002-05-15
CIK 1094969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

Commission File Number: 333-55460

PODS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Florida	59-3589361

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6061 45th Street North St Petersburg, Florida	33714

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:727 528- 6300

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

The registrant had 11,003,737 Shares of Common Stock, $.0001 par value, outstanding as of May 14, 2002

PODS, Inc.

Balance Sheets

	March 31	September 30
	2002	2001

	(Unaudited)
Assets

Current assets:

Cash	$1,601,059	$2,277,920

Accounts receivable, net of allowance for doubtful accounts of $17,839 and $17,536, respectively	877,097	931,333

Prepaid expenses and other current assets	279,535	139,266

Inventory	1,184,458	830,104

Total current assets	3,942,149	4,178,623

PODS® and lifts in process	559,162	331,788

Rental equipment, net of accumulated depreciation	5,327,341	3,987,641

Property and equipment, net of accumulated depreciation	1,744,741	1,549,735

Other assets:

Deposits	153,576	105,386

Other non-current assets	713,653	761,920

Total other assets	867,229	867,306

Total assets	$12,440,622	$10,915,093

Balance Sheets (continued)

	March 31	September 30
	2002	2001

	(Unaudited)
Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$2,555,913	$1,418,665

Due to customers	37,062	24,884

Deferred revenue	344,601	308,784

Deferred franchise fees	48,700	260,000

Accrued expenses	637,653	620,381

Current portion of long-term debt and capital leases	768,762	740,904

Total current liabilities	4,392,691	3,373,618

Long-term debt and capital lease obligations, net of current portion	7,140,584	5,553,336

Stockholders’ equity:

Common stock, par value $.0001 per share: authorized 100,000,000 shares; 11,003,737 and 11,003,237 shares issued and outstanding, respectively	1,100	1,100

Additional paid-in capital	6,853,815	6,853,315

Unearned compensation	(218,750)	(281,250)

Accumulated deficit	(5,728,818)	(4,585,026)

Total stockholders’ equity	907,347	1,988,139

Total liabilities and stockholders’ equity	$12,440,622	$10,915,093

See accompanying notes.

PODS, Inc.

Statements of Operations (Unaudited)

	Three months ended		Six Months ended
	March 31		March 31

	2002	2001	2002	2001

		(As restated-		(As restated
		see Note 2)		–see Note 2)
Revenues:

Rental and delivery revenue	$1,176,055	$997,405	$2,384,523	$2,038,528

Sales of PODS® and lifts to franchisees	1,688,256	912,570	2,859,097	1,828,265

Franchise license revenue	160,000	110,000	403,000	140,000

Revenue from services to franchisees	238,191	110,189	457,233	244,568

	3,262,502	2,130,169	6,103,853	4,251,361

Cost of revenues:

Cost of rental and delivery	727,063	521,937	1,354,306	1,101,054

Cost of sales of PODS® and lifts	1,260,721	811,792	2,306,882	1,596,794

Franchise costs	34,792	15,207	55,753	27,438

	2,022,576	1,348,936	3,716,941	2,725,286

Operating expenses:

Selling, general and administrative expenses	1,379,706	1,013,663	2,663,716	2,078,491

Depreciation and amortization	233,930	176,556	446,333	346,910

Loss from operations	(373,710)	(408,991)	(723,137)	(899,326)

Other expense (income):

Other income	(5,569)	0	(7,917)	(57)

Interest expense	230,278	79,464	428,572	163,779

Gain on sales of fixed assets	0	(120)	0	0

Net loss	$(598,419)	$(488,335)	$(1,143,792)	$(1,063,048)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.10)	$(0.10)

Weighted average number of shares outstanding

Basic	11,003,293	11,003,237	11,003,264	11,003,237

Diluted	11,003,293	11,003,237	11,003,264	11,003,237

See accompanying notes.

PODS, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional			Total
			Paid-In	Unearned	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at September 30, 2001	11,003,237	$1,100	$6,853,315	$(281,250)	$(4,585,026)	$1,988,139

Earned portion of options granted to employees				62,500		62,500

Stock options exercised	500		500			500

Net loss					(1,143,792)	(1,143,792)

Balance at March 31, 2002(Unaudited)	11,003,737	$1,100	6,853,815	$(218,750)	$(5,728,818)	$907,347

See accompanying notes.

PODS, Inc.

Statements of Cash Flows (Unaudited)

	Six months ended
	March 31

	2002	2001

		(As restated-
		see Note 2)
Cash flow from operating activities

Net loss	$(1,143,792)	$(1,063,048)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	446,333	346,910

Loss on disposal of equipment	0	(120)

Stock options earned by employees	62,500	156,250

Interest expense on stock options issued in connection with guarantees of debt	26,277	12,141

Changes in assets and liabilities:

Accounts receivable	56,580	300,247

Prepaid expenses and other current assets	(140,269)	(54,896)

Inventory	(354,354)	215,502

PODS® and lifts in process	(227,374)	(7,321)

Deposits and other noncurrent assets	(10,163)	(71,944)

Accounts payable	1,137,248	(316,755)

Due to customers	12,178	16,854

Deferred revenue	84,517	28,559

Accrued expenses	(242,728)	(12,732)

Total adjustments	850,745	612,695

Net cash used in operating activities	(293,047)	(450,353)

Cash flow from investing activities

Purchase of PODS	(1,636,120)	(225,963)

Purchase of property and equipment	(309,393)	(136,692)

Patent costs	0	(3,410)

Net cash used in investing activities	(1,945,513)	(366,065)

Cash flow from financing activities

Debt issuance cost	(53,907)	(43,673)

Proceeds from long-term debt	2,076,398	850,000

Principal payments on long-term debt and capital lease obligations	(461,292)	(412,906)

Exercise of stock options	500	0

Net cash provided by financing activities	1,561,699	393,421

Net decrease in cash	(676,861)	(422,997)

Cash at beginning of period	2,277,920	422,997

Cash at end of period	$1,601,059	$0

Supplemental disclosures of noncash financing activities Fair value of options issued in connection with guarantees of debt	$0	$117,665

See accompanying notes.

PODS, Inc.

Notes to Financial Statements

March 31, 2002

NOTE 1.   BASIS OF PRESENTATION

The accompanying balance sheet as of March 31, 2002, statements of operations for the three months and six ended March 31, 2002 and 2001, the consolidated statements of cash flows for the six months ended March 31, 2002 and 2001, and the consolidated statement of stockholders’ equity for the six months ended March 31, 2002 are unaudited.

In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and the notes thereto included in PODS, Inc.’s annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Note 2.   Restatement

Subsequent to the filing of its Form SB-2 on May 30, 2001, management determined that options granted to employees and vesting commencing January 1, 2001, were issued with an exercise price below the estimated fair market value of the Company’s stock on the date of issuance. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, the Company previously had recorded no compensation expense related to the issuance of these options. Based on management’s discovery that the options were issued with an exercise price below estimated fair market value of the Company’s common stock on the date of grant, the Company has restated the statements of operations for the three and six-month periods ended March 31, 2001 as well as the statement of cash flows for the six-month period ended March 31, 2001 to reflect the recording of compensation expense related to the issuance of these options to employees.

A summary of the significant effects of the restatement on the results of operations for the three and six-month periods ended March 31, 2001 is as follows:

	Three-month period ended		Six-month period ended
	March 31, 2001		March 31, 2001

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Revenues	$2,130,164	$2,130,164	$4,251,361	$4,251,361

Cost of revenues	1,348,936	1,348,936	2,725,286	2,725,286

Selling, general and administrative expenses	857,413	1,013,663	1,922,241	2,078,491

Loss from operations	(252,741)	(408,991)	(743,076)	(899,326)

Net loss	(332,085)	(488,335)	(906,798)	(1,063,048)

Basic and diluted net loss per share	(0.03)	(0.04)	(0.08)	(0.10)

NOTE 3.   INVENTORY

Company’s inventory is summarized as follows:

	March 31	September 30

	2002	2001

	(Unaudited)
Completed PODS® and lifts	$491,539	$136,593

PODS® and lifts in process	0	29,314

Raw Materials	692,919	664,197

Total Inventory	$1,184,458	$830,104

PODS, Inc.

Notes to Financial Statements (continued)

NOTE 4.   LONG TERM OBLIGATIONS

Long term obligations are summarized as follows:

	March 31	September 30
	2002	2001

	(Unaudited)
10% note payable, principal and interest due on September 30, 2003; collateralized by software	$80,000	$80,000

Notes payable, principal and interest payable in installments through September, 2004, interest at varying rates from 7.75% to 9.5% collateralized by certain assets	1,515,667	1,736,822

Subordinated convertible debentures	5,780,000	3,845,000

Capital leases, principal and interest payable in installments through 2005, interest at varying rates from 8.0% to 9.18%	533,679	632,418

	7,909,346	6,294,240

Less current portion	(768,762)	(740,904)

Due after one year	7,140,584	5,553,336

As of March 31, 2002, the Company raised $5,780,000 through an offering of Series A Subordinated Convertible Debentures. These debentures carry an interest rate of 12% payable quarterly with repayment scheduled to commence July 15, 2007, with quarterly installments of principal and interest through April 15, 2010. They are convertible into one share of common stock for each $5.10 of debentures held only in the event of a public offering or the sale of the Company. The debenture holder has the option to request repayment in quarterly installments of principal and interest over three years beginning July 15, 2006. If the debenture holder requests early repayment, they give up their right to convert the debenture into the common stock of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2002 Compared to Three and Six Months Ended March 31, 2001

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report and in the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission, certain of which were audited by the Company’s independent accountants. Management’s discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about the Company, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by or on behalf of Company. Words such as “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, or goals also are forward-looking statements. The following forward looking statements are contained in this report:

         The Company’s expectation that its general and administrative expenses as a percentage of revenues can be improved, the Company’s expectation that its new company–owned location in Chicago will generate revenues at the levels anticipated, the Company’s expectation that it will be able to borrow funds in the future, the Company’s expectation that it will be profitable in the future, the Company’s expectation that discounts on POD rentals and deliveries will decrease in the future, the Company’s expectation that sales to franchises will continue to be its largest source of cash, and the Company’s expectation that certain cost control steps, rental and delivery price increases and sale of new franchise territories will be sufficient to preserve its liquidity and build a cash reserve.

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

Factors that could cause actual results to differ materially from what is expressed in such forward-looking statements include, but are not limited to: changes in general economic and business conditions affecting the storage and moving business, the Company’s ability to develop adequate consumer demand for PODS in its existing markets and in each new market it enters; and, changes in the Company’s business strategies; whether the Company and its franchisees will be able to maintain or increase the prices charged for rental and delivery of PODS, whether the Company will continue to sell new franchise territories in an amount to support its growth and cash requirements, and the risk factors listed from time to time in the Company’s registration statements and reports as filed with the Securities Exchange Commission.

         Overview. The following is a discussion of certain factors affecting our results for the three month and six month periods ending March 31, 2002 and March 31, 2001 and our liquidity and capital resources. As discussed in Note 2 to the financial statements, results of operating for the three and six month periods ended March 31, 2001, have been restated. Amounts related to operating results in this discussion and analysis have been adjusted to reflect this restatement.

         Net Cash. Net cash used in our operations was $(293,047) for the six month period ended March 31, 2002 and $(450,353) for the six month period ended March 31, 2001. Our net cash flow deficit during the six month period ended March 31, 2002 resulted primarily from increasing inventory.

         We had a net decrease in cash of $(676,861) for the six months ended March 31, 2002 compared to a cash decrease of $(422,997) for the six months ended March 31, 2001. The decrease is mainly from the manufacture of PODS for our company-owned territories.

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

         Capital expenditures consisting primarily of new PODS and lifts being placed in service increased by $1,582,858 or 436% from $362,655 during the six month period ended March 31, 2001, to $1,945,513 during the six month period ended March 31, 2002. The increase is due to 978 PODS placed in service during the six months ended March 31, 2002 compared to 117 placed in service during the six months ended March 31, 2001.

         The PODS and lifts used in company-owned territories increased by 1,095 PODS, or 47.5% and one lift from March 31, 2001 to March 31, 2002. At March 31, 2001, we had 2,306 PODS and 10 lifts in service. At March 31, 2002, we had 3,401 PODS and 13 lifts in service.

         Advertising expenditures, to educate consumers about the advantages of using PODS, which are included in cash flow from operations, decreased by $31,555 or 12.8% from $247,381 for the six month period ended March 31, 2001 to $215,826 for the six month period ended March 31, 2002.

         With the opening of our new Chicago territory in March of 2002, in the foreseeable future, we will spend additional funds on advertising to educate consumers and on new PODS and lifts to service the area.

         Rental and Delivery Revenue. Rental and delivery revenue increased by $178,650 and $345,995 or 17.9% and 17.0%, respectively, from $997,405 and $2,038,528, respectively, for the three and six months ended March 31, 2000 to $1,176,055 and $2,384,523, respectively for the three and six months ended March 31, 2002. The number of PODS available for rent in Company-owned markets increased by 1,095 or 47.5%, from 2,306 at March 31, 2001 to 3,401 at March 31, 2002. The average monthly revenue per POD rented decreased by $19.42 and $12.79 per POD rented or 13.9% and 8.9%, respectively, from $140.09 and $143.09, respectively, during the three and six month period ended March 31, 2001 to $120.67 and $130.30, respectively, during the three and six month period ended March 31, 2002.

         Sales of PODS and Lifts to Franchisees. Revenue from the sale of PODS and lifts to franchisees increased by $775,686 and $1,030,832 or 85% and 56.4%, respectively, from $912,570 and $1,828,265, respectively, for the three and six month period ended March 31, 2001 to $1,688,256 and $2,859,097 for the three and six month period ended March 31, 2002. PODS sold increased by 70 and 430 or 15.7% and 47.4%, respectively, from 447 and 907 PODS, respectively, in the three and six month period ended March 31, 2001 to 517 and 1,337 PODS, respectively, in the three and six month period ended March 31, 2002. Lifts sold decreased by 2 and increased by 2 or (33.3)% and 25%, respectively, from 6 and 8 lifts sold, respectively, during the three and six months ended March 31, 2001 to 4 and 10 lifts sold, respectively, during the three and six months ended March 31, 2002.

         Franchise Revenues. Franchise revenues consists primarily of initial license fees paid by the franchisee for exclusive rights for a geographic territory, which is recognized in revenue when the franchisee opens for business, and an 8% royalty the franchisee pays on a semi-monthly basis. Franchise revenues increased by $178,002 and $475,665 or 80.8% and 123.7%, respectively, from $220,189 and $384,568, respectively, during the three and six month period ended March 31, 2001 to $398,191 and $860,233, respectively, during the three and six month period ended March 31, 2002.

         Gross Profit from Rental and Delivery Revenue. Gross profit from rental and delivery revenue represents revenues less the cost of services provided. Gross profit decreased by $(26,476) and increased by $92,743 or (5.6)% and 9.9%, respectively, from $475,468 and $937,474, respectively, during the three and six months ended March 31, 2001 to $448,992 and $1,030,217, respectively, during the three and six month period ended March 31, 2002. Gross profit as a percentage of revenue decreased from 47.7% and 46.0%, respectively, during the three and six month period ended March 31, 2001 to 38.2% and 43.2%, respectively, during the three and six months ended March 31, 2002. The decrease in gross profit as a percentage of revenue is a result of discounts on POD rental and delivery. The purpose of these discounts was to quickly deploy the capital raised from the sale of our subordinated debentures. We expect discounts to decrease in the future as the capital is deployed and we move into our busier season during the summer months.

         Gross Profit from the Sale of PODS and Lifts. Gross profit from the sale of PODS and lifts represents the revenue from the sale of PODS and lifts less all manufacturing costs related to their production. Gross profit increased by $326,757 and $320,744 or 324.2% and 138.6%, respectively, from $100,778 and $231,471, respectively, during the three and six months ended March 31, 2001 to $427,535 and $552,215, respectively, during the three and six months ended March 31, 2002. Gross profit as a percentage of revenues also increased from 11.0% and 12.7%, respectively, during the three and six month period ended March 31, 2001 to 25.3% and 19.3%, respectively, during the three and six month period ended March 31, 2002. The increase in gross profit and in gross profit as a percentage of revenues is a result of higher production volumes and efficiencies in POD labor costs.

         Gross Profit from Franchise Revenues. Gross profit from franchise revenues represents the revenues less costs associated with selling and opening a franchise. Gross profit from franchise revenues increased by $158,417 and $447,350 or 77.3% and 125.3%, respectively, from $204,982 and $357,130, respectively, during the three and six months ended March 31, 2001 to $363,399 and $804,480, respectively, for the three and six months ended March 31, 2002. Gross profit as a percentage of revenue changed slightly from 93.1% and 92.9%, respectively, during the three and six months ended March 31, 2001 to 91.3% and 93.5%, respectively, during the three and six months ended March 31, 2002.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $366,043 and $585,225 or 36.1% and 28.2%, respectively, from $1,013,663 and $2,078,491 during the three and six months ended March 31, 2001 to $1,379,706 and $2,663,716, respectively, during the three and six months ended March 31, 2002, primarily from increased staffing to handle the larger volume of business. Selling, general and administrative expense as a percentage of revenue decreased from 46.0% and 48.9%, respectively, during the three and six month period ended March 31, 2001 to 42.3% and 43.6%, respectively, during the three and six month period ended March 31, 2002. This decrease is primarily a result of efficiencies derived from a larger revenue base.

         Interest Expense. Our interest expense increased by $150,814 and $264,793 or 189.8% and 161.7%, respectively, from $79,464 and $163,779, respectively, during the three and six months ended March 31, 2001, to $230,278 and $428,572, respectively, during the three and six months ended March 31, 2002. The increase in interest expense is a result of our increased borrowings, mainly the debentures, which are used to develop our infrastructure and to support our growth and from the recent debenture offering.

         Net Losses. Our net loss increased by $(110,084) and $(80,744) or 22.5% and 7.6%, respectively, from $(488,335) and $(1,063,048), respectively, for the three and six months ended March 31, 2001 to $(598,419) and $(1,143,792), respectively, for the three and six months ended March 31, 2002. Our net loss as percentage of revenue changed from (22.2)% and (25.0)%, respectively, for the three and six months ended March 31, 2001 to (18.3%) and (18.7)%, respectively, for the three and six months ended March 31, 2002.

Liquidity and Capital Resources

         Liquidity — Sources of Cash

         Sales to Franchisees. During the three month period ended March 31, 2002, our sales of PODS and lifts to existing franchises did not meet our expectations. Many of our franchisees are owned by high net worth individuals and we believe that they have postponed purchases in an effort to maintain their liquidity as a result of the decline and uncertainty of the stock market after the events of September 11, 2001. As a result of this lower sales volume, we did not meet our earnings expectations during that period and our liquidity has deteriorated.

         We have recently taken a number of steps to preserve our liquidity and reduce our losses. These steps have included certain cost controls over expenditures, a hiring freeze, and an increase in monthly rental and delivery prices in our company owned markets. We expect that this price increase will not only improve profitability but will also slow growth in our Company–owned markets and enable us to reduce our capital expenditure requirements for those markets. In addition, we have placed additional emphasis on the sale of new franchise territories. We believe that these actions will be sufficient to preserve our liquidity and build cash reserves.

         Our largest source of cash during the six months ended March 31, 2002 was from sales of PODS and lifts to our franchisees and fees and royalties paid by our franchisees. During the twelve months ended September 30, 2001 we opened a second manufacturing location in Illinois to accommodate the growth in POD sales. Our royalty revenue increased by $146,491 and $249,835 or 159.8% and 120.5%, respectively, from $91,700 and $207,398, respectively, for the three and six months ended March 31, 2001 to $238,191 and $457,233, respectively, for the three and six months ended March 31, 2002. Our franchise fee revenue increased by $50,000 and $263,000 or 45.5% and 187.7%, respectively, from $110,000 and $140,000, respectively, for the three and six months ended March 31, 2001 to $160,000 and $403,000, respectively, for the three and six months ended March 31, 2002. As of March 31, 2002, we had deferred franchise fees of $48,700, which will be recognized in the current fiscal year. We expect sales to franchisees, to continue to be our largest source of cash as these new franchises open and the existing franchises mature.

         Rental and Delivery Revenue. During the six month period ended March 31, 2002 our second largest source of cash was from rental and delivery revenue generated by our company-owned PODS moving and storage business. We expect revenues from this source to increase significantly with the opening of our new location in Chicago

         Borrowings. Borrowings were our other source of cash during the six months ended March 31, 2002. The debenture offering raised $5,780,000 as of March 31, 2002. We believe that our ability to borrow will increase as a result of this debenture offering and as our business becomes profitable. However, we cannot be assured that loans will be available to us or that we will become profitable.

         As of March 31, 2002, assuming we sell all $10 million of the debentures, our debt service requirements on the debentures, our existing debt and capitalized lease obligations on a pro forma basis over the next five years are expected to be as follows:

2002	$2,132,337

2003	$2,099,547

2004	$1,786,730

2005	$1,410,277

2006	$1,285,791

         The amounts set forth above will increase if we borrow additional amounts, as we expect to do. We will use a portion of the net proceeds from the sale of the debentures to fund interest payments on the debentures for the first two years. The table below describes, the funds set aside for the payment of interest on the debentures as of March 31, 2002 (subsequent to the March 2002 payment) and what funds will be set aside if we sell the maximum amount of this offering:

	March 31,	Maximum
	2002	$10 million

Interest reserve	$1,012,529	$2,196,702

         After the first two years, we expect our operations or other borrowings or capital infusions to generate sufficient cash to pay interest on the debentures and to pay the debentures at maturity.

Part II – Other Information

Item 2.   Changes in Securities

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

         At March 31, 2002,, we had sold $5,780,000 of Debentures. From the effective date of the registration statement to January 31, 2002, the expenses we incurred in connection with the issuance and distribution of the Debentures totaled $405,220. We paid no underwriting discounts or commissions or finders’ fees for the sale of Debentures. No such expenses were paid, directly or indirectly to directors, officers, or their associates; to persons owning 10% or more of any class of our equity securities, or to our affiliate and no such payments were direct or indirect payments to others

         The net offering proceeds from the sale of the Debentures, after deducting the total expenses described above was $5,374,780.

         $ 1,907,381 of the net proceeds from the offering is currently invested in short-term temporary investments pending application to the uses set forth in our prospectus. The remaining net proceeds were used as follows:

Working Capital	$1,000,000

New PODS	$2,263,132

Debenture Interest payment	$204,267

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

         No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PODS, INC. (Registrant)

Signature	Title	Date

/s/ Peter S. Warhurst Peter S. Warhurst	Chairman of the Board of Directors; Chief Executive Officer	May 15, 2002

/s/ Thomas M. Calcaterra Thomas M. Calcaterra	Chief Financial Officer (principal financial officer)	May 15, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation*

3.2	Articles of Amendment to Articles of Incorporation

3.3	Bylaws*

4.1	Revised form of 12% Series A Subordinated Convertible Debenture**

4.2	Revised Form of Trust Indenture for Series A Subordinated Convertible Debenture*

*Incorporated by reference to the PODS, Inc. Pre-Effective Amendment No. 4 to Registration Statement on Form SB-2, File No. 333-55460, filed on May 30, 2001.

**Incorporated by reference to the PODS, Inc. Pre-Effective Amendment No. 3 to Registration Statement on Form SB-2, File No. 333-55460, filed on May 23, 2001.