Form 10QSB
period 2002-06-30
PODS INC
filed 2002-08-14
CIK 1094969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2002

or

{_}	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

The registrant had 11,003,737 Shares of Common Stock, $.0001 par value, outstanding as of August 7, 2002.

INDEX

PODS, Inc.

Balance Sheets

	June 30	September 30
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash	$1,988,730	$2,277,920
Accounts receivable, net of allowance for doubtful accounts of $17,839 and $17,536, respectively	1,189,685	931,333
Prepaid expenses and other current assets	240,946	139,266
Inventory	1,030,368	830,104

Total current assets	4,449,729	4,178,623

PODS and lifts in process	27,467	331,788
Rental equipment, net of accumulated depreciation	5,252,542	3,987,641
Property and equipment, net of accumulated depreciation	1,834,422	1,549,735

Other assets:
Deposits	109,513	105,386
Other non-current assets	726,565	761,920

Total other assets	836,078	867,306

Total assets	$12,400,238	$10,915,093

Balance Sheets (continued)

	June 30	September 30
	2002	2001

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,148,519	$1,418,665
Due to customers	49,930	24,884
Deferred revenue	462,338	308,784
Deferred franchise fees	371,200	260,000
Accrued expenses	596,875	620,381
Current portion of long-term debt and capital leases	785,217	740,904

Total current liabilities	4,414,079	3,373,618

Long-term debt and capital lease obligations, net of current portion	1,205,050	1,708,336
Subordinated debentures	5,955,000	3,845,000
Stockholders’ equity:
Common stock, par value $.0001 per share:
authorized 100,000,000 shares; 11,003,737 and 11,003,237 shares issued and outstanding, respectively	1,100	1,100
Additional paid-in capital	6,853,815	6,853,315
Unearned compensation	(187,500)	(281,250)
Accumulated deficit	(5,841,306)	(4,585,026)

Total stockholders’ equity	826,109	1,988,139

Total liabilities and stockholders’ equity	$12,400,238	$10,915,093

See accompanying notes.

PODS, Inc.

Statements of Operations (Unaudited)

	Three months ended		Nine Months ended
	June 30		June 30

	2002	2001	2002	2001

Revenues:		(As restated-see		(As restated-see
		Note 2)		Note 2)
Rental and delivery revenue	$1,348,095	$1,057,777	$3,574,337	$3,096,303
Sales of PODS and lifts to franchisees	3,218,362	2,295,617	6,077,459	4,052,332
Franchise license revenue	330,000	160,000	733,000	300,000
Revenue from services to franchisees	357,838	166,657	815,071	411,226

	5,254,295	3,680,051	11,199,867	7,859,861
Cost of revenues:
Cost of rental and delivery	767,083	566,363	2,127,131	1,667,418
Cost of sales of PODS and lifts	2,835,928	1,812,783	5,142,810	3,338,148
Franchise costs	28,722	21,958	78,733	49,395

	3,631,733	2,401,104	7,348,674	5,054,961
Operating expenses:
Selling, general and administrative expenses	1,236,194	1,030,941	3,741,630	3,109,432
Depreciation and amortization	261,170	176,618	707,503	523,527

Loss from operations	125,198	71,388	(597,940)	(828,059)
Other expense (income):
Other income	(2,706)	—	(10,623)	(57)
Interest expense	240,376	84,303	668,948	248,083
Gain on sales of fixed assets	15	(18,110)	15	(18,231)

Net income (loss)	$(112,487)	$5,195	$(1,256,280)	$(1,057,854)

Basic and diluted net loss per share	$(0.01)	$0.00	$(0.11)	$(0.10)

Weighted average number of shares outstanding
Basic	11,003,737	11,003,237	11,003,422	11,003,237

Diluted	11,003,737	11,450,070	11,003,422	11,003,237

See accompanying notes.

PODS, Inc.

Statement of Stockholders’ Equity

	Common Stock		Additional			Total
			Paid-In	Unearned	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at September 30, 2001	11,003,237	$1,100	$6,853,315	$(281,250)	$(4,585,026)	$1,988,139
Earned portion of options granted to employees	—	—	—	93,750	—	93,750
Stock options exercised	500	—	500	—	—	500
Net loss	—	—	—	—	(1,256,280)	(1,256,280)

Balance at June 30, 2002 (Unaudited)	11,003,737	$1,100	$6,853,815	$(187,500)	$(5,841,306)	$826,109

See accompanying notes.

PODS, Inc.

Statements of Cash Flows (Unaudited)

	Nine months ended
	June 30
	2002	2001 (As restated-see Note 2)

Cash flow from operating activities
Net loss	$(1,256,280)	$(1,057,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	707,503	523,527
Loss on disposal of equipment	15	(18,231)
Stock options earned by employees	93,750	187,500
Interest expense on stock options issued in connection with guarantees of debt	39,415	27,977
Changes in assets and liabilities:
Accounts receivable	(258,352)	(202,237)
Prepaid expenses and other current assets	(101,680)	(47,503)
Inventory	(200,264)	(114,438)
PODS and lifts in process	304,321	103,565
Deposits and other noncurrent assets	(19,693)	(37,550)
Accounts payable	729,854	382,894
Due to customers	25,046	(59,086)
Deferred revenue	153,554	102,386
Accrued expenses	87,694	367,177

Total adjustments	1,561,163	1,215,981

Net cash provided by operating activities	304,883	158,127
Cash flow from investing activities
Purchase of PODS	(1,713,573)	(215,048)
Purchase of property and equipment	(489,731)	(274,736)

Net cash used in investing activities	(2,203,304)	(489,784)
Cash flow from financing activities
Debt issuance cost	(42,296)	(220,973)
Proceeds from long-term debt	2,293,380	850,000
Principal payments on long-term debt and capital lease obligations	(642,353)	(632,371)
Exercise of stock options	500	—

Net cash provided (used) by financing activities	1,609,231	(3,344)

Net (decrease) in cash	(289,190)	(335,001)
Cash at beginning of period	2,277,920	422,997

Cash at end of period	$1,988,730	$87,996

Supplemental disclosures of noncash financing activities
Fair value of options issued in connection with guarantees of debt	$—	$117,665

See accompanying notes.

PODS, Inc.

Notes to Financial Statements

June 30, 2002

NOTE 1. BASIS OF PRESENTATION

The accompanying balance sheet as of June 30, 2002, statements of operations for the three months and nine ended June 30, 2002 and 2001, the consolidated statements of cash flows for the nine months ended June 30, 2002 and 2001, and the consolidated statement of stockholders’ equity for the nine months ended June 30, 2002 are unaudited.

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

NOTE 2. RESTATEMENT

Subsequent to the filing of its Form 10Q-SB on August 12, 2001, management determined that options to purchase the Company’s common stock issued to Company employees were issued with an exercise price below the estimated fair market value of the Company’s stock on the date of issuance. The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, the Company previously had recorded no compensation expense related to the issuance of these options. Based on management’s discovery that the options were issued with a strike price below the estimated fair market value of the Company’s common stock on the date of grant, the Company has restated the statements of operations for the three and nine-month periods ended June 30, 2001 as well as the statement of cash flows for the nine-month period ended June 30, 2001 to reflect the recording of compensation expense related to the issuance of these options to employees.

A summary of the significant effects of the restatement on the results of operations for the three and nine-month periods ended June 30, 2001 is as follows:

	Three-month period ended		Nine-month period ended
	June 30, 2001		June 30, 2001

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Revenues	$3,680,051	$3,680,051	$7,859,861	$7,859,861
Cost of revenues	2,401,104	2,401,104	5,054,961	5,054,961
Selling, general and administrative expenses	999,691	1,030,941	2,921,932	3,109,432
Income (loss) from operations	102,638	71,388	(640,559)	(828,059)
Net Income (loss)	36,445	5,195	(870,354)	(1,057,854)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.08)	$(0.10)

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or conversion of securities into stock.

The following table reconciles the numerators and denominators of the basic and diluted EPS computations:

	For the Three Months Ended

	June 30, 2002	June 30, 2001

Numerator:
For basic and diluted EPS	$(112,487)	$5,195

Denominator:
For basic EPS	11,003,737	11,003,237
Effect of dilutive securities:
Employee stock options	—	446,833

Denominator for diluted EPS	11,003,737	11,450,737

NOTE 4. INVENTORY

Company’s inventory is summarized as follows:

	June 30	September 30

	2002	2001

	(Unaudited)
Completed PODS and lifts	$11,376	$136,593
PODS and lifts in process	121,378	29,314
Raw Materials	897,614	664,197

Total Inventory	$1,030,368	$830,104

PODS, Inc.

Notes to Financial Statements (continued)

NOTE 5. LONG TERM OBLIGATIONS

Long term obligations are summarized as follows:

	June 30	September 30
	2002	2001

	(Unaudited)
10% note payable, principal and interest due on September 30, 2003; collateralized by software	$80,000	$80,000
Notes payable, principal and interest payable in installments through September, 2004, interest at varying rates from 7.75% to 9.5% collateralized by certain assets	1,372,831	1,736,822
Capital leases, principal and interest payable in installments through 2005, interest at varying rates from 8.0% to 9.18%	537,436	632,418

	1,990,267	2,449,240

Less current portion	(785,217)	(740,904)

Due after one year	1,205,050	1,708,336

Subordinated convertible debentures	5,955,000	3,845,000

     As of June 30, 2002, the Company had raised $5,955,000 through an offering of Series A Subordinated Convertible Debentures. These debentures carry an interest rate of 12% payable quarterly and mature on April 15, 2010. They are convertible into one share of common stock for each $5.10 of debentures held only in the event of a public offering or the sale of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2002 Compared to Three and Nine Months Ended June 30, 2001

This discussion should be read in conjunction with the financial statements and notes included elsewhere in this report and in the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission, certain of which were audited by the Company’s independent accountants. Management’s discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about the Company, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made from time to time by or on behalf of Company. Words such as “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company’s future plans, objectives, or goals also are forward-looking statements. The following forward-looking statements are contained in this report:

     The Company’s expectation that its general and administrative expenses as a percentage of revenues can be improved, the Company’s expectation that its new Company–owned location in Chicago will generate revenues at the levels anticipated, the Company’s expectation that it will be able to borrow funds in the future, the Company’s expectation that it will be profitable in the future, the Company’s expectation that discounts on POD rentals and deliveries will decrease in the future, the Company’s expectation that sales to franchises will continue to be its largest source of cash, the Company’s expectation that certain cost control steps, rental and delivery price increases and sale of new franchise territories will be sufficient to preserve its liquidity and build a cash reserve and the Company's expectation that operations, other borrowings or capital infusions will generate sufficient cash to pay interest on its debentures and to pay the debentures as they mature.

     These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. The Company’s actual results may differ materially from what is expressed in such forward-looking statements. All forward-looking statements are made as of the date hereof, the Company undertakes no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed in such forward-looking statements include, but are not limited to: changes in general economic and business conditions affecting the storage and moving business, the Company’s ability to develop adequate consumer demand for PODS in its existing markets and in each new market it enters; changes in the Company’s business strategies; whether the Company and its franchisees will be able to maintain or increase the prices charged for rental and delivery of PODS, and the risk factors listed from time to time in the Company’s registration statements and reports as filed with the Securities Exchange Commission.

     Overview. The following is a discussion of certain factors affecting our results for the three-month and nine-month periods ending June 30, 2002 and June 30, 2001 and our liquidity and capital resources.

     Net Cash. Net cash provided by operations was $304,883 for the nine-month period ended June 30, 2002 and $158,127 for the nine-month period ended June 30, 2001. Our net cash flow increase during the nine-month period ended June 30, 2002 resulted primarily from a reduction of PODS and lifts in process and an increase in accounts payable.

We had a net decrease in cash of $(289,190) for the nine-months ended June 30, 2002 compared to a cash decrease of $(335,001) for the nine-months ended June 30, 2001. The primary use was from the manufacture of PODS for our company-owned territories, offset by the primary source of proceeds from the sale of debentures.

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

     Capital expenditures consisting primarily of new PODS and lifts being placed in service increased by $1,713,520 or 350% from $489,784 during the nine-month period ended June 30, 2001, to $2,203,304 during the nine-month period ended June 30, 2002.

     The PODS and lifts used in Company-owned territories (including cross country) increased by 1,216 PODS, or 52.0% and one lift from June 30, 2001 to June 30, 2002. At June 30, 2001, we had 2,338 PODS and 10 lifts in service. At June 30, 2002, we had 3,554 PODS and 11 lifts in service.

     Advertising expenditures, to educate consumers about the advantages of using PODS, which are included in cash flow from operations, decreased by $95,103 or 25.6% from $371,328 for the nine-month period ended June 30, 2001 to $276,225 for the nine-month period ended June 30, 2002.

     With the opening of our new Chicago territory in March of 2002, we expect to spend additional funds on advertising in the next quarter to educate consumers and on new PODS and lifts to service the area.

     Rental and Delivery Revenue. Rental and delivery revenue increased by $290,318 and $478,034 or 27.5% and 15.4%, respectively, from $1,057,777 and $3,096,303, respectively, for the three and nine months ended June 30, 2001 to $1,348,095 and

$3,574,337, respectively for the three and nine months ended June 30, 2002. The number of PODS available for rent in Company-owned markets (excluding cross country) increased by 1,074 or 48.7%, from 2,204 at June 30, 2001 to 3,278 at June 30, 2002. The average monthly revenue per POD rented in Company owned markets decreased by $15.60 and $13.48 per POD rented or 10.3% and 9.2%, respectively, from $151.54 and $145.83, respectively, during the three and nine-month period ended June 30, 2001 to $135.94 and $132.35, respectively, during the three and nine-month period ended June 30, 2002.

     Sales of PODS and Lifts to Franchisees. Revenue from the sale of PODS and lifts to franchisees increased by $922,745 and $2,025,127 or 40.2% and 50.0%, respectively, from $2,295,617 and $4,052,332, respectively, for the three and nine-month periods ended June 30, 2001 to $3,218,362 and $6,077,459 for the three and nine-month period ended June 30, 2002. PODS sold increased by 412 and 890 or 37.5% and 45.5%, respectively, from 1,100 and 1,957 PODS, respectively, in the three and nine-month period ended June 30, 2001 to 1,512 and 2,847 PODS, respectively, in the three and nine-month periods ended June 30, 2002. Lifts sold increased by 0 and 2 or 0% and 11.1%, respectively, from 10 and 18 lifts sold, respectively, during the three and nine months ended June 30, 2001 to 10 and 20 lifts sold, respectively, during the three and nine months ended June 30, 2002.

     Franchise Revenues. Franchise revenues consists primarily of initial license fees paid by the franchisee for exclusive rights for a geographic territory, which is recognized in revenue when the franchisee opens for business, and an 8% royalty the franchisee pays on a semi-monthly basis. Franchise revenues increased by $361,181 and $836,845 or 110.6% and 117.7%, respectively, from $326,657 and $711,226, respectively, during the three and nine-month periods ended June 30, 2001 to $687,838 and $1,548,071, respectively, during the three and nine-month periods ended June 30, 2002.

     Gross Profit from Rental and Delivery Revenue. Gross profit from rental and delivery revenue represents revenues less the cost of services provided. Gross profit increased by $89,598 and $18,321 or 18.2% and 1.3%, respectively, from $491,414 and $1,428,885, respectively, during the three and nine months ended June 30, 2001 to $581,012 and $1,447,206, respectively, during the three and nine-month periods ended June 30, 2002. Gross profit as a percentage of revenue decreased from 46.5% and 46.2%, respectively, during the three and nine-month periods ended June 30, 2001 to 43.1% and 40.5%, respectively, during the three and nine months ended June 30, 2002. The decrease in gross profit as a percentage of revenue is a result of discounts on POD rental and delivery. The purpose of these discounts was to quickly deploy the capital raised from the sale of our subordinated debentures. Discounts have decreased in our busier season during the summer months, but have been offset by rising payroll costs.

     Gross Profit from the Sale of PODS and Lifts. Gross profit from the sale of PODS and lifts represents the revenue from the sale of PODS and lifts less all manufacturing costs related to their production. Gross profit decreased by $(100,400) and increased by $220,465 or (20.8)% and 30.9%, respectively, from $482,834 and $714,184, respectively, during the three and nine months ended June 30, 2001 to $382,434 and $934,649, respectively, during the three and nine months ended June 30, 2002. Gross profit as a percentage of revenues decreased from 21.0%

and 17.6%, respectively, during the three and nine-month periods ended June 30, 2001 to 11.9% and 15.4%, respectively, during the three and nine-month periods ended June 30, 2002. The decrease in gross profit and in gross profit as a percentage of revenues is a result of lower production volumes and having a higher fixed cost per POD produced. The Company intends to announce a price increase in PODS it sells to franchises during the August of 2002 providing for more normal margins on future POD sales.

     Gross Profit from Franchise Revenues. Gross profit from franchise revenues represents the revenues less costs associated with selling and opening a franchise. Gross profit from franchise revenues increased by $354,417 and $807,507 or 116.3% and 122.0%, respectively, from $304,699 and $661,831, respectively, during the three and nine months ended June 30, 2001 to $659,116 and $1,469,338, respectively, for the three and nine months ended June 30, 2002. Gross profit as a percentage of revenue also increased from 93.3% and 93.1%, respectively, during the three and nine months ended June 30, 2001 to 95.8% and 94.9%, respectively, during the three and nine months ended June 30, 2002.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $205,253 and $632,198 or 19.9% and 20.3%, respectively, from $1,030,941 and $3,109,432 during the three and nine months ended June 30, 2001 to $1,236,194 and $3,741,630, respectively, during the three and nine months ended June 30, 2002, primarily from increased staffing to handle the larger volume of business. Selling, general and administrative expense as a percentage of revenue decreased from 28.0% and 39.6%, respectively, during the three and nine-month periods ended June 30, 2001 to 23.5% and 33.4%, respectively, during the three and nine-month periods ended June 30, 2002. This decrease is primarily a result of efficiencies derived from a larger revenue base.

     Interest Expense. Our interest expense increased by $156,073 and $420,865 or 185.1% and 169.6%, respectively, from $84,303 and $248,082, respectively, during the three and nine months ended June 30, 2001, to $240,376 and $668,948, respectively, during the three and nine months ended June 30, 2002. The increase in interest expense is a result of our increased borrowings, mainly the debentures, which are used to develop our infrastructure and to support our growth.

     Net Losses. Our net loss increased by $(117,682) and $(198,427) or (2265.3)% and (18.8)%, respectively, from $5,195 and $(1,057,854), respectively, for the three and nine months ended June 30, 2001 to $(112,487) and $(1,256,280), respectively, for the three and nine months ended June 30, 2002. Our net loss as percentage of revenue changed from .1% and (13.5)%, respectively, for the three and nine months ended June 30, 2001 to (2.1%) and (11.2)%, respectively, for the three and nine months ended June 30, 2002. The primary reason for the net loss during the three months ended June 30, 2002, is the effect of opening a new market in the Chicago area, which while performing better than management expectations has lost in excess of $200,000 since opening in late March 2002.

Liquidity and Capital Resources

     Liquidity — Sources of Cash

     Sales to Franchisees. Our largest source of cash during the nine months ended June 30, 2002 was from sales of PODS and lifts to our franchisees and fees and royalties paid by our franchisees. Our royalty revenue (including other services to franchises) increased by $191,181 and $403,845 or 114.7% and 98.2%, respectively, from $166,657 and $411,226, respectively, for the three and nine months ended June 30, 2001 to $357,838 and $815,071, respectively, for the three and nine months ended June 30, 2002. Our franchise fee revenue increased by $170,000 and $433,000 or 106.3% and 144.3%, respectively, from $160,000 and $300,000, respectively, for the three and nine-months ended June 30, 2001 to $330,000 and $733,000, respectively, for the three and nine months ended June 30, 2002. As of June 30, 2002, we had deferred franchise fees of $371,200, most of which will be recognized in the current fiscal year. We expect sales to franchisees to continue to be our largest source of cash as new franchises open and the existing franchises mature.

     Rental and Delivery Revenue. During the nine-month period ended June 30, 2002 our second largest source of cash was from rental and delivery revenue generated by our Company-owned PODS moving and storage business. We expect revenues from this source to increase significantly with the opening of our new location in Chicago this past March.

     Borrowings. Borrowings were another source of cash during the nine months ended June 30, 2002. Our debenture offering has raised $5,955,000 as of June 30, 2002. We believe that our ability to borrow will increase as a result of the debenture offering and as our business becomes profitable. However, we cannot assure that loans will be available to us or that we will become profitable.

     As of June 30, 2002, assuming we sell all $10 million of the debentures, our debt service requirements on the debentures, our existing debt and capitalized lease obligations on a pro forma basis over the next five years are expected to be as follows:

2002	$527,236
2003	$2,157,482
2004	$1,751,260
2005	$1,408,371
2006	$1,298,983

     The amounts set forth above will increase if we borrow additional amounts, as we expect to do. We will use a portion of the net proceeds from the sale of the debentures to fund interest payments on the debentures for the first two years. The table below describes, the funds set aside for the payment of interest on the debentures as of June 30,

2002 (subsequent to the June 2002 payment) and the amount of funds that will be set aside if we sell the maximum amount of the debenture offering:

	June 30,	Maximum
	2002	$10 million

Interest reserve	$880,470	$1,851,270

     We expect our operations or other borrowings or capital infusions to generate sufficient cash to pay interest on the debentures and to pay the debentures as they mature, but we cannot assure that will be the case..

Part II – Other Information

Item 2. Changes in Securities

     On May 31, 2001, our registration statement (Commission file #333-55460) for the sale of a minimum of $1 million and a maximum of $10 million of our 12% Series A Subordinated Convertible Debentures (the “Debentures”) was declared effective by the Securities and Exchange Commission and the offering commenced at that time and is ongoing. The Debentures are offered at par and are convertible into shares of our common stock.

     At June 30, 2002, we had sold $5,955,000 of Debentures. From the effective date of the registration statement to June 30, 2002, the expenses we incurred in connection with the issuance and distribution of the Debentures totaled $448,517. We paid no underwriting discounts or commissions or finders’ fees for the sale of Debentures. No such expenses were paid, directly or indirectly to directors, officers, or their associates; to persons owning 10% or more of any class of our equity securities, or to our affiliate and no such payments were direct or indirect payments to others

     The net offering proceeds from the sale of the Debentures, after deducting the total expenses described above was $5,506,483.

     $ 1,054,529 of the net proceeds from the offering is currently invested in short-term temporary investments pending application to the uses set forth in our prospectus. The remaining net proceeds were used as follows:

Working Capital	$1,618,037
New PODS	$2,344,328
Debenture Interest payment	$489,589

     None of the foregoing payments were direct or indirect payments to our directors or officers or their associates; to persons owning 10% or more of any class of our equity securities; or to any of our affiliates and none of such payments were direct or indirect payments to others.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended July 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PODS, INC.
(Registrant)

Signature	Title	Date

/s/ Peter S. Warhurst Peter S. Warhurst	Chairman of the Board of Directors; Chief Executive Officer	August 9, 2002

/s/ Thomas M. Calcaterra Thomas M. Calcaterra	Chief Financial Officer (principal financial officer)	August 9, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation*
3.2	Articles of Amendment to Articles of Incorporation*
3.3	Bylaws*
4.1	Revised form of 12% Series A Subordinated Convertible Debenture**
4.2	Revised Form of Trust Indenture for Series A Subordinated Convertible Debenture***
99.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the PODS, Inc. Registration Statement on Form SB-2, file No. 333-55460, filed on February 13, 2001.

**	Incorporated by reference to the PODS, Inc. Pre-Effective Amendment No. 4 to Registration Statement on Form SB-2, File No. 333-55460, filed on May 30, 2001.

***	Incorporated by reference to the PODS, Inc. Pre-Effective Amendment No. 4 to Registrations Statement on form SB-2, File No. 333-55460, filed on April 27, 2002.fective