Form 10KSB
period 2002-09-30
PODS INC
filed 2002-12-27
CIK 1094969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K SB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________
Commission file number 333-55460

PODS, Inc.
(Name of small business issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3589361 (I.R.S. Employer Identification No.)

6061 45th Street N St St Petersburg FL. (Address of principal executive offices)	33714 (Zip Code)

Issuer’s telephone number (727) 528-6300

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

None
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. [x]

State issuer’s revenues for its most recent fiscal year. $16,557,246

The Company is unable to state the aggregate market value of the voting and non-voting common equity held by non-affiliates because the Company’s common equity is not publicly traded and no valuation of the shares has been performed.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 11,003,737

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K SB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). None

Transitional Small Business Disclosure Format (Check one): Yes [  ] ; No [x]

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

     We operate company-owned PODS storage and moving businesses in the Tampa Bay area of Florida, in Ft. Lauderdale, Florida and Chicago, Illinois. We are also a franchisor of PODS protected franchise areas in 27 metropolitan areas in thirteen states. PODS is an acronym for Portable On Demand Storage. The PODS concept is simple:

•	deliver the two most popular sizes of mini-storage units by truck to the customer’s location;

•	gently lower the storage unit onto the driveway;

•	allow the customer to pack the storage unit and call when it is ready for pick up; and,

•	load the storage unit on a truck and store it in a centrally-located warehouse until needed or transport it to another metropolitan area.

     This concept has several advantages over other moving and storage methods. It:

•	eliminates the need for us to have a costly retail storage location (usually on high-traffic streets);

•	eliminates the need for customers to rent a truck and storage space, making it easier to move and store goods;

•	allows us to use our trucks more efficiently; and,

•	allows us to charge lower prices and provide greater convenience to our customers

Selected Financial Data

     In the table below, we provide you with selected financial data of PODS, Inc. We have prepared the information for the years ended September 30, 2002 and September 30, 2001, from the financial statements audited by Ernst & Young LLP, independent auditors. When you read this selected financial data, it is important that you read along with it the historical financial statements and related notes included in this annual report as well as the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended

	September 30,	September 30,
	2002	2001

Statement of Operations Data:
Revenues	$16,557,246	$12,011,571
Loss from operations	$(591,659)	$(907,216)
Net Loss	$(1,485,507)	$(1,233,380)
Loss per share basic and diluted	$(0.14)	(0.11)
Weighted average shares outstanding—basic and diluted	11,003,501	11,003,237
Balance Sheet:
Total Assets	$13,276,826	$10,915,093
Long Term Obligations	$8,061,161	$5,553,336

FORWARD-LOOKING STATEMENTS

     General. This annual report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the storage and moving industry, statements about our expectations, future business plans and strategies, and most other statements that aren’t historical in nature. In this annual report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like. In particular, forward looking statements include our belief that there is significant growth opportunity for the Company, our expectation that the supply of self-storage facilities will remain relatively limited for some time and that strong occupancy and increasing rental rates will continue, our expectation that our Chicago operation will become profitable during our next fiscal year, our expectation that we will continue to grow our business, our expectation that we will be able to put additional PODs in service in our existing company-owned territories and increase their profitablity, our expectation that our franchisees will purchase additional PODs and lifts from us, and that our royalty revenue will increase, our expectation as to our need for additional funds in the future and our ability to sell additional franchises, borrow additional funds, our expectations that rental and delivery income will increase in the future, and our expectation that our operations, borrowings or capital infusions will generate sufficient cash to sustain our operations, to pay interest on the debentures and to pay the debentures at maturity. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, include:

•	changes in general economic and business conditions affecting the storage and moving business;

•	our ability to develop adequate consumer demand for PODS in our existing markets and in each new market we enter; and,

•	changes in our business strategies.

General.

     We are a Florida corporation. We were formed in July, 1999, and acquired the assets of PODS, LLC, a Florida limited liability company in September, 1999. PODS, LLC was formed in August, 1998, when it succeeded to the business of Rope Development Partnership. Rope Development Partnership began its operation of a PODS moving and storage business in Pinellas County, Florida in January, 1998. We operate company-owned PODS moving and storage businesses and we are a franchisor of PODS protected franchise territories in 27 metropolitan areas.

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

Storage and Warehousing

     We currently operate four warehouse locations which provide storage solutions for Broward, Pinellas, Pasco and Hillsborough Counties in Florida. We have one manufacturing facility in Florida which produces both the POD container units and our hydraulic lift systems. We opened a second manufacturing facility in Illinois during 2001 which produces the POD containers. At December 13, 2002, there are over 13,700 PODS in service. We own roughly 3,800 of them, which are available for rent at our company-owned locations. The remainder are owned by our franchisees and are rented by them in their territories. We provide solutions for both individual consumers and businesses in need of storage facilities. We offer three different types of storage options:

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

     Inter/Intra State Moves. In July, 2000, we began offering our customers the ability to contract for point-to-point moving services both within a metropolitan area and between metropolitan areas served by us and our franchisees. We designed the cross-country move program to address the business questions that arose when a customer intended to move across the boundaries of one territory’s local delivery area and into another territory. This was particularly important as customers had begun moving from company-owned territories to franchised territories, from franchised territories to company-owned and between franchised territories. The program is designed to assure that our customers receive a consistent level of service defined by us and that pricing to the customer is consistent. It was also designed to make a cross territory move as seamless as possible so that the customer will not be aware they have moved between Company owned and franchised territories.

     Since the inception of the cross-country move program, we have completed approximately 1,750 cross-country moves. The majority of these moves have been within the State of Florida. We have not formally advertised or promoted the use of PODS for cross-country moves at this time. All sales to date have come from customer requests. As our existing franchises mature and we open new territories, we expect this business to continue to grow.

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

Company-Owned Locations

     We currently operate company-owned PODS moving and storage businesses in the Tampa Bay area of Florida, in Ft. Lauderdale, Florida and Chicago, Illinois.

Franchise Locations

     The following table includes information at December 13, 2002, with respect to the PODS moving and storage franchises we have granted:

		Number of		Date Opened
Metropolitan	Date	Franchise	Number of	or Expected
Area Served	Signed	Territories(1)	PODS Owned	Opening Date

Sarasota, Florida(2)	03/15/99	1.5	800	06/99
Orlando, Florida	08/16/99	4	1072	11/99
Lee County, Florida(2)	10/20/99	1	See footnote (3)	03/00
Minneapolis, Minnesota	01/17/00	6	850	04/00
Dallas, Texas	03/07/00	2	109	07/01
Indianapolis, Indiana	04/14/00	3	797	06/00
Charlotte, North Carolina	05/01/00	1.5	582	07/00
Dayton, Ohio	06/29/00	2	299	08/00
Daytona, Florida	07/27/00	1	513	09/00
Jacksonville, Florida	07/27/00	2	731	12/00
Brevard County, Florida(Melbourne)	07/27/00	1	315	03/01
Baton Rouge, Louisiana	11/22/00	1.5	555	05/01
St. Louis, Missouri	12/01/00	2	307	02/01
Nashville, Tennessee	12/01/00	1.5	148	01/02
Palm Beach County, Florida	02/06/01	2	602	04/01
Miami, Florida	03/31/01	1	213	06/01
Warren and Butler Counties, Ohio	03/28/01	1	See footnote (3)	04/01
Charleston, South Carolina	04/09/01	1	190	01/02

		Number of		Date Opened
Metropolitan	Date	Franchise	Number of	or Expected
Area Served	Signed	Territories(1)	PODS Owned	Opening Date

Atlanta, Georgia	07/12/01	2	110	11/01
Jackson, Mississippi	09/15/01	1	243	10/01
Columbus, Ohio	09/15/01	3.25	467	12/01
Kansas City, Missouri	11/15/01	1	256	02/02
Raleigh, North Carolina	03/27/02	2	95	05/02
Richmond, Virginia	04/29/02	2	249	07/02
Dallas, Texas	05/30/02	1	92	07/02
Virginia Beach, Virginia	04/17/02	2	254	05/02
Atlanta, Georgia See footnote(4)	05/28/02	4	77	06/02
Northern Kentucky	05/16/02	1	64	08/02
Northern Cincinnati, Ohio	09/04/02	1.03	See footnote (3)	09/02
Birmingham, Alabama	10/01/02	2.25	N/A	12/02
Fairfax, Virginia	10/07/02	4.29	N/A	12/02
Memphis, Tennessee	10/07/02	2.5	N/A	03/03
North Shore, Louisiana See footnote(3)	11/21/02	.53	N/A	11/02
Austin, Texas	12/09/02	2	N/A	12/02
Williamsburg, Virginia See footnote(3)	12/09/02	1.09	N/A	12/02
New Orleans, Louisiana	Pending	2	N/A	Pending
Greenville, South Carolina	Pending	2	N/A	02/03

(1)	A franchise “territory” is an area containing a population of about 400,000 residents.

(2)	Initial franchise fee waived.

(3)	Expanded the territory owned by an existing franchisee. The number of PODS owned is included in the original franchise territory figure.

(4)	This is a joint venture agreement and PODS, Inc. is a 10% owner.

     We enter into a franchise agreement with each of our franchisees. We have negotiated the terms of the franchise agreements in the past in order to accelerate the development and growth of our business. Initial franchise fees per “territory” have ranged from $30,000 to $75,000. We are less likely to negotiate the terms now and we expect that, in the future, most terms will be non-negotiable. Our currently offered terms include:

•	Term of 20 years, with the right to acquire successor franchises upon expiration;

•	Initial franchise fees of $60,000 per each protected area with a population of approximately 400,000;

•	Royalties payable to us of 8% to 10% of net sales, with a minimum annual royalty of $3,500 (adjusted by a cost of living escalator) commencing on the second anniversary of the Franchise Agreement and after the royalty reaches 10%, a 2% refund if the franchisee’s performance rating is excellent or satisfactory or better;

•	During the first five years of operation the franchisee will pay $1,000 per month per franchise area as a call center support fee.

•	Requirement to purchase at least 35 PODS containers and 2 lifts from us prior to opening. Prices for the PODS are currently $1,835 per 12-foot container and $2,087 per 16-foot container from our Tampa factory and $1,866 and $2,118, respectively, from our Illinois factory. The price of the lifts varies with our materials and manufacturing costs, but is currently $33,000 for the standard lift and $39,500 for the remote control lift;

•	A requirement that the franchisees spend a specified minimum amount on advertising;

•	A requirement that the franchisee initially lease a warehouse with at least 20-foot ceilings for first year use and that the franchisee lease or acquire as its first permanent warehouse a 20,000 to 30,000 foot warehouse meeting our specifications.

Expansion Strategy

     General. Our business is capital intensive. In order to commence operations in an area with a population of about 400,000 residents, it is generally necessary to have at least 35 PODS, two lifts, two trucks and a large storage warehouse for the storage of PODS. Because the PODS and lifts are classified as limited-use assets by asset-based lenders, we have had difficulty obtaining asset-based loans. Because we are a young company and have not been profitable, non- asset-based loans have only been available to us on a limited basis. As a result, our expansion strategy has focused on selling protected franchise territories and until recently using the revenues from franchisees and other available capital, to fund the establishment of company-owned PODS moving and storage businesses. Recently, however, we have shifted our focus more towards franchising than opening company-owned locations.

     We plan to grow by selling additional franchises. We may also enter into joint venture arrangements if the opportunity presents itself. Among the new markets we are targeting are:

•	Louisville, Kentucky

•	Baltimore, Maryland

•	Boston, Massachusetts

•	Detroit, Michigan

•	Bergen County, New Jersey

•	Long Island, New York

•	Phoenix, Arizona

•	Cleveland, Ohio

•	Philadelphia, Pennsylvania

•	Pittsburgh, Pennsylvania

•	Providence, Rhode Island

•	Houston, Texas

•	San Antonio, Texas

•	Denver, Colorado

•	Milwaukee, Wisconsin

As we continue to open new franchise locations and they become established in their markets, we would expect to see growth in the inter/intra state move business.

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

     The POD Containers. We have designed and constructed our containers to be highly durable and to meet the needs of the residential moving and storage market. We estimate the average useful life of a POD to be 15 years or perhaps longer for containers stored in our warehouses with a residual value of approximately 10% of the original cost.

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

Currently, we sell lifts to our franchisees at a price of $33,000 for the standard lift and $39,500 for the remote control life. The remote control lift is optional to the franchisee. Management believes the remote control feature provides for greater safety in operation.

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

     No Trucks to Rent and Drive. When renting a POD unit, the need for a moving truck is eliminated for the customer. Typically when moving and storing furnishings, the customer must first locate and reserve a truck of the appropriate size. Often they are inexperienced at driving rental vehicles. They are also responsible for damage to the truck and have liability for accidents.

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

     Optional Storage Locations. Our customers have a choice when deciding where to store their possessions:

•	Storage in a POD warehouse. About 65% of our customers elect to store their belongings within a climate-controlled warehouse. Very often, these customers are homeowners who are between homes, either awaiting completion of new construction or experiencing a lag time in closing dates on their old and new homes;

•	Storage on-site. 35% of our customers opt to store their rented unit at their own site. Commonly, customers undergoing home renovation or recovery from damage sustained during a storm or fire desire on-site storage. Restoration companies and businesses who need extra storage capacity for excess inventory or for storage of records, tools, equipment or construction materials, are heavy users of on-site storage; and,

•	Point-to-point moves. Point-to-point moves between metropolitan areas are available to our customers who are relocating their residence or business. To date, this business has not been a significant percentage of our revenues, but we expect this area of the business to grow as the network of metropolitan areas served increases

     Container Sizes. We offer our customers two sizes of units from which to choose:

•	12 ft. x 8 ft. x 8 ft.—this smaller size POD can hold up to 7,500 pounds, typically the contents of a 1,200 square foot home; and,

•	16 ft. x 8 ft. x 8 ft.—this larger size POD can hold over 5 tons of furnishings, typically the contents of a 1,500 to 1,800 square foot home.

     One-Stop Shopping. We also offer other products to the consumer that will assist in the moving and storage process. By offering additional products, we are a one-stop-shop for all of our customers’ renting and storage needs. Such items include:

•	boxes;

•	tape;

•	padlocks;

•	content insurance; and

•	packing blankets.

Competition

     The Self-Storage Industry. The self-storage industry is a very fragmented market, characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers. Based on the 2003 Self-Storage Almanac published by Minico, Inc.—also the publisher of the Mini-Storage Messenger, a monthly trade magazine—nationwide, there are more than 30,000 self-storage facilities, containing more than a billion square feet of space.

According to the Almanac, the top 10 companies within this industry control a combined market share of approximately 19.1% of the total square footage in the industry, and the top 50 companies control less than 27.6%. Numerous small local operators characterize the remainder of the industry. Factors that are leading to industry consolidation include:

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

     Self-storage industry stability can be attributed to an extensive customer base that continues to grow annually. Current demand for self-storage facilities is strong when compared to the available supply of self-storage space. Because of the high cost associated with prime real estate locations and lack of availability, the industry has seen a drop in the number of new competitors entering the marketplace. For this reason, we expect the supply of self-storage facilities to remain relatively limited for some time, and the strong occupancy and increasing rental rates to continue.

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

     Planned Target Market. There are several untapped target markets which represent potentially significant sales contacts for us. These planned target markets include:

•	insurance companies;

•	chambers of commerce;

•	corporate relocation prospects;

•	Goodwill Industries;

•	Salvation Army;

•	outsourced logistics and distribution for manufacturers and distributors;

•	home furnishing/remodeling; and,

•	other not-for-profit organizations.

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

     The information below was derived from the websites of the companies discussed and the 2003 Self-Storage Almanac.

     Public Storage, Inc. is the largest self-storage company in the US, with interests in about 1,450 storage facilities in 38 states. Over 80% of its sales come from self-storage properties located mostly in larger cities and rented for personal or business use. This firm also rents commercial and industrial storage space, rents and transports portable self-storage units, and owns retail stores that rent trucks and sell related moving items.

     Storage USA owns about 550 self-storage facilities (containing 37.9 million square feet of space) and manages more than 30 others (including nine franchises) in 33 states and the District of Columbia. The self-administered, self-managed umbrella-partnership real estate investment trust (UPREIT) acquires, develops, owns, franchises, and operates self-storage facilities, which are rented primarily on a monthly basis. The facilities have an average rent of about $10 per square foot and an average occupancy rate of 84%. Most are equipped with computer-controlled access gates. In addition, the firm sells locks, boxes, and other related products.

     Sovran Self Storage provides self-storage space for business and personal use. Operating mainly under the name Uncle Bob’s, this company has about 260 facilities, serving some 45,000 customers with 10-million square feet of storage space. Sovran’s properties are located in 21 states, primarily along the Eastern Seaboard and in the southern U.S.

     Shurgard Storage Centers primarily develops, buys, owns, and operates self-storage centers. Directly and through joint ventures, they own and operate more than 450 properties with about 31 million square feet of net rentable space. Shurgard operates in 21 states.

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

     Mobile Mini, Inc. started in 1983, and became a publicly-traded company in 1994. With 44 branches in 21 states, they have a diversified base of over 40,000 customers. All of their units are constructed of heavy duty steel and include high security patented locking systems on all doors. They provide single mobile sales offices, security offices and multi-sectional buildings to their customers. They custom build to meet unique requirements and their customers have the option to rent, buy or lease-purchase. They are currently the largest publicly-traded portable storage company in the United States.

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

     We currently have several successful marketing strategies in place with which we are reaching our targeted markets. These strategies include:

•	television advertising;

•	Yellow Page advertising;

•	web based advertising;

•	realtor relations;

•	drive-by advertising; and

•	other discounts and promotions at the point-of-sale.

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

     We have an internet presence with our website www.podsusa.com which is capable of reaching thousands of potential customers daily. We expect internet users to increase considerably in the future. By maintaining a presence on the World Wide Web, we have the ability to reach, educate, inform and respond to consumers 24 hours a day, 365 days a year. During 2001, we have enhanced our existing website to be interactive with our proprietary software. This allows customers to order and pay for services on the Internet. Our customers will be able to choose to have their monthly invoices mailed to them through the US Postal service, e-mailed to them or automatically charged to a credit card.

     Our website includes a short information video describing our service and its benefits to the end user.

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

			Round Trip
	Monthly Rental Price by		Delivery Charge
	Type of Storage		by Type of Storage

Size of POD	Warehouse	On-Site	Warehouse	On-Site

12 ft	$149/mo	$119/mo.	$69	$49
16 ft	$169/mo	$139/mo.	$69	$49

     There is a risk that reductions in prices charged by traditional moving and storage companies could lead consumers to forego the benefits of our service in favor of lower prices. Increased price competition could reduce our operating margins, impede our growth, and cause us to lose market share.

Operational Considerations

     Our operating system includes five distinct components as follows:

•	the national customer call center;

•	PODS manufacturing division;

•	PODS delivery system;

•	PODS storage system; and

•	Customer invoicing and collection.

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

     PODS Manufacturing Division. Our manufacturing center is located in Pinellas County, Florida, at our corporate headquarters. We build both the POD units and the lift systems at this facility. In June of 2001 the Company entered into a contract with a third party to manufacture PODS in their facility in Bloomington, Illinois. That factory was moved to Peoria, Illinois in June, 2002.

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

     Customer Invoicing and Collection. Our software has a component that handles all customer invoicing and collection of accounts receivable. Included in this module is an interface to credit card processing software, which the Company purchased from a third party and wrote an interface to automatically process the amounts due from customers against their credit cards and post the payments to the individual customer accounts. The system also automatically generates late notices and applies late fees to a customer’s account. Through October 31, 2002 we offered invoicing and collection services to the franchisees on a fee for service basis. Beginning with franchise agreements signed after November of 2002, franchisees will be required to use the Company for customer invoicing and collection.

     PODS Storage System. Our customers have three types of storage choices when renting a POD unit. In order to keep track of all POD units, we have developed a software system which tracks each individual POD from the point of manufacture all the way through the rental, delivery and redelivery processes. Whether stored at a customer's location, in a POD warehouse or during a point-to-point move, we can locate and track each unit on a daily, incremental basis. Each metropolitan area is projected to have up to 150,000 square feet of PODS warehouse storage capable of handling in excess of 2,000 PODS. This warehouse space would be divided among three or four locations, allowing for efficient coverage of the service area.

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

Employees

     At September 30, 2002, we employed 124 full-time employees, consisting of 4 in management, 2 in sales and marketing, 33 in customer service, 30 in administration and finance, 4 in warehouse operations, 24 as truck drivers, 3 in franchisee training / implementation, and 24 in manufacturing.

Government Regulations

     Local municipal codes and regulations sometimes limit the amount of time that PODS may remain on the premises of our customers. When our customers are required to move PODS ahead of their schedule, we move the PODS to one of our warehouses. The effect of those limitations on our business has not been material. We have recently received citations issued by the City of Clearwater, Florida alleging a violation of the City’s ordinance governing signage, a requirement that a sticker be placed on each POD container indicating its delivery date, and the length of time a container may remain on site. We are defending the citations vigorously however; we believe that even if the citations are sustained, they will not have a material adverse affect on our results of operations. Other governmental jurisdictions have similar laws, but we and our franchises have adjusted our operations to comply with these laws with no material adverse affect on our results of operations.

     Our cross-country moves are regulated by the U.S. Department of Transportation and by some states. We hold the required Department of Transportation license and licenses from several states.

Item 2. Description of Property.

     We lease the following properties:

Approximate
Location	Size (sq. ft.)	Use

Hillsborough County, Florida Pasco County, Florida Pinellas County, Florida(1) Broward County, Florida Carol Stream, Illinois(2)	50,000 30,000 80,000 70,000 40,000	Warehouse Warehouse/office Warehouse/office/manufacturing Warehouse/office Warehouse/Office

(1)	Corporate headquarters.
(2)	A suburb of Chicago.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     There is no public trading market for our common stock.

Holders

     There are 42 holders of our common stock.

Public Offering of Debentures

     On April 18, 2002, our registration statement (Commission file #333-55460) for the sale of a minimum of $1 million and a maximum of $10 million of our 12% Series A Subordinated Convertible Debentures (the “Debentures”) was declared effective by the Securities and Exchange Commission and the offering commenced at that time. This offering was terminated on December 2, 2002. The Debentures were sold at par and are convertible into shares of our common stock.

     At September 30, 2002, we had sold $7,080,000 of Debentures. From the effective date of the registration statement to December 2, 2002, the expenses we incurred in connection with the issuance and distribution of the Debentures totaled $449,224. We paid no underwriting discounts or commissions or finders’ fees for the sale of Debentures. No such expenses were paid, directly or indirectly to directors, officers, or their associates; to persons owning 10% or more of any class of our equity securities, or to our affiliate and no such payments were direct or indirect payments to others.

     Approximately $2,400,000 of the net proceeds from the offering is currently invested in short-term temporary investments pending application to the uses set forth in our prospectus. The remaining net proceeds were used as follows:

Working Capital	$1,000,000
New PODS and lifts	$2,544,749
Debenture Interest payment	$739,317

     None of the foregoing payments were direct or indirect payments to our directors or officers or their associates; to persons owning 10% or more of any class of our equity securities; or to any of our affiliates and none of such payments were direct or indirect payments to others.

     Subsequent to year-end and through December 2, 2002, an additional $1,895,000 of Debentures were sold. Through December 2, 2002, net offering proceeds from the sale of Debentures after deducting expenses incurred in connection with issuance and distribution, previously discussed, was $8,528,389.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could materially differ from those estimates because the estimates represent judgments made at a specific date for events that are ongoing. Critical accounting policies have the potential to have the most significant impact on the financial statements. We have disclosed all significant accounting policies including our critical accounting policies in Note 1 to the financial statements included in this form 10-KSB. The financial statements and related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies are:

Revenue Recognition

     Initial franchise fees from franchisees are recognized upon the opening of the franchise operation. Fees received prior to this point are reflected as deferred revenue to be recognized when all services have been substantially performed. Generally a franchise is considered open for business upon having the appropriate equipment in place to deliver PODS to its customers and has begun advertising in its territory.

     Royalties and fees for advertising services provided by the Company to the franchisees are computed as a percentage of franchisees’ rental revenues and are recognized as earned. Fees for billing and collection services provided by the company to the franchisees are recognized when earned.

     Revenues from the rental of portable storage units are recognized ratably over the rental period. Deferred revenue represents amounts billed for rental periods that extend beyond the balance sheet date as well as amounts billed for deliveries/pickups, which have not yet taken place. Unbilled accounts receivable represent revenue earned but not invoiced. Revenues for pickup and delivery charges are recognized as the services are rendered. Revenues related to the sales of PODS and lifts are to franchisees are recorded upon delivery of the equipment to the franchisee.

     Revenue from the sale of PODS and lifts to franchisees is recognized as PODS and lifts are built and assigned to the fulfillment of a purchase order received from a franchisee. A purchase order from a franchisee is accepted only after the appropriate deposit is received as required under the franchise agreement.

Accounts Receivable and Allowance for Uncollectible Accounts

     Accounts receivable represent amounts due from customers and franchisees for services and products provided. Management is required to use a considerable amount of judgment when estimating the allowance for uncollectible accounts. The significant factors used in assessing the allowance include historical collection experience, the age of accounts receivable and the financial condition of our franchisees.

Inventory and PODS and Lifts in Process

     Inventory and PODS and lifts in process consist of raw materials, PODS and lifts at various stages of completion and PODS and lifts which are completed but which have not been placed into service, in the case of PODS and lifts to be used in the Company’s operations, or sold to a franchisee, in the case of inventory. PODS and lifts in process and inventory are stated at the lower of cost or market. Cost is determined using the first-in-first-out method.

Rental Equipment

     Rental equipment consists of PODS that are used for rental to customers. The PODS are stated at cost and depreciated using the straight-line method over a ten-year useful life through June 30, 2002. Effective July 1, 2002, PODS are being depreciated over a fifteen-year useful life based on a revision of the estimated useful lives and residual values. This was a result of a comprehensive analysis of the Company’s experience completed in October 2002. This historical experience generally reflects the positive impact of various programs implemented by the Company in recent years designed to improve asset longevity and durability. Specifically, the Company implemented operational systems to track and monitor PODS, structured maintenance and refurbishment programs, and enhanced specification purchase requirements. The study indicates that these programs are extending the useful lives of PODS from ten years to fifteen years. This change in accounting estimate will generally result in a greater proportion of the Company’s operating assets being depreciated over longer useful lives, although the Company’s asset life ranges for other classes of assets will not change.

Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of the respective assets, which range from three to fifteen years.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

     Overview. The following is a discussion of certain factors affecting our results for the years ending September 30, 2002 and September 30, 2001 and our liquidity and capital resources. During the year ended September 30, 2002, we opened a new company owned location in Chicago, Illinois. This location officially opened for business on April 1, 2002. The effect on operations and cash flow of a new location is generally negative during the first Year of operations.

     Net Cash. Our net cash provided in our operations was $103,771 for the year ended September 30, 2002 compared to cash used in our operations of $557,911 for the year ended September 30, 2001. Our reduction in the net cash flow deficit during the year ended September 30, 2002 is primarily a result of the timing of payments to vendors.

     We had an increase of cash of $126,420 for the year ended September 30, 2002 compared to a cash increase of $1,854,923 for the year ended September 30, 2001. Although we continued to receive significant proceeds from the debenture offering, we spent significant funds on placing new PODS in service in the year ended September 30, 2002.

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

     Capital expenditures consisting primarily of new PODS and lifts being placed in service increased by $1,413,410 or 119% from $1,188,052 during the year ended September 30, 2001, to $2,601,462 during the year ended September 30, 2002. The increase is due to 1,094 PODS placed in service during the year ended September 30, 2002 compared to 313 placed in service during the year ended September 30, 2001. At September 30, 2002, we had 3,636 PODS and 13 lifts in service of which two lifts and 163 PODS were used in the new Chicago operation. At September 30, 2001, we had 2,542 PODS and 11 lifts in service.

     Advertising expenditures, to educate consumers about the advantages of using PODS, which are included in cash flow from operations, increased by $73,753 or 16.7% from $442,954 for the year ended September 30, 2001 to $516,707 for the year ended September 30, 2002. During the year ended September 30, 2002, advertising expenditures related to Chicago were approximately $200,000 of the $516,707 spent during the fiscal year. Expenditures for advertising should stay relatively stable over the next fiscal year as we focus our energies on opening franchises rather than company-owned stores.

     Rental and Delivery Revenue. Rental and delivery revenue increased by $751,643 or 17.7% from $4,248,410 for the year ended September 30, 2001 to $5,000,053 for the year ended September 30, 2002. The new Chicago operation contributed approximately $60,000 of this revenue during the year ended September 30, 2002. The number of PODS available for rent in Company-owned markets increased by 1,094 or 43.0%, from 2,542 at September 30, 2001 to 3,636 at September 30, 2002. The average monthly revenue per POD in service, however, decreased by $5.35 per POD in service or 3.7% from $143.58 during the year ended September 30, 2001 to $138.23 during the year ended September 30, 2002. This decrease was due to an aggressive discount plan implemented during the early part of our fiscal year.

     Sales of PODS and Lifts to Franchisees. Revenue from the sale of PODS and lifts to franchisees increased by $2,392,743 or 34.9% from $6,851,349 for the year ended September 30, 2001 to $9,244,092 for the year ended September 30, 2002. PODS sold increased by 1,061 or 31.9% from 3,327 PODS in the year ended September 30, 2001 to 4,388 PODS in the year ended September 30, 2002. Lifts sold increased by three or 13.0% from 23 lifts sold during the year ended September 30, 2001 to 26 lifts sold during the year ended September 30, 2002.

     Franchise Revenues. Franchise revenues consists primarily of initial license fees paid by the franchisee for exclusive rights for a geographic territory, which is recognized in revenue when the franchisee opens for business, and an 8% royalty the franchisee pays on a semi-monthly basis. Franchise revenues increased by $1,401,289 or 153.7% from $911,812 during the year ended September 30, 2001 to $2,313,101 during the year ended September 30, 2002.

     Gross Profit from Rental and Delivery Revenue. Gross profit from rental and delivery revenue represents revenues less the cost of services provided. Gross profit increased by $148,162 or 7.7% from $1,920,728 during the year ended September 30, 2001 to $2,068,890 during the year ended September 30, 2002. Included in the gross profit for the year ended September 30, 2002, is the effect the new Chicago operation that had a negative gross margin of approximately $(160,000). This negative effect on gross margin is considered by management to be normal for a new operation. Gross profit as a percentage of revenue, however, decreased from 45.2% during the year ended September 30, 2001 to 41.4% during the year ended September 30, 2002. The decrease in gross profit as a percentage of revenue is primarily a result of the opening of our company-owned operation in Chicago during April, 2002.

     Gross Profit from the Sale of PODS and Lifts. Gross profit from the sale of PODS and lifts represents the revenue from the sale of PODS and lifts less all manufacturing costs related to their production. Gross profit decreased by $137,691 or 10.4% from $1,325,114 during the year ended September 30, 2001 to $1,187,423 during the year ended September 30, 2002. Gross profit as a percentage of revenues also decreased from 19.3% during the year ended September 30, 2001 to 12.8% during the year ended September 30, 2002. The decrease in gross profit was due to costs associated with the moving of our factory from Bloomington, IL to Peoria, IL and lower than anticipated POD sales.

     Gross Profit from Franchise Revenues. Gross profit from franchise revenues represents the revenues less costs associated with selling and opening a franchise. Gross profit from franchise revenues increased by $1,352,507 from $844,388 during the year ended September 30, 2001 to $2,196,895 for the year ended September 30, 2002. Gross profit as a percentage of revenue also increased slightly from 92.6% during the year ended September 30, 2001 to 95.0% during the year ended September 30, 2002.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased by $885,958 or 20.8% from $4,253,703 during the year ended September 30, 2001 to $5,139,661 during the year ended September 30, 2002, primarily as a result of some increase in staffing and pay increases. Selling, general and administrative expense as a percentage of revenue decreased from 35.4% during the year ended September 30, 2001 to 31.0% during the year ended September 30, 2002. The decrease in selling general and administrative expenses as a percentage of revenues is primarily a result of efficiencies derived from a larger revenue base.

     Interest Expense. Our interest expense increased by $534,855 or 149.6% from $357,475 during the year ended September 30, 2001, to $892,330 during the year ended September 30, 2002. The increase in interest expense is a result of the issuance of the Series A Debentures.

     Net Losses. Our net loss increased by $252,127 or 20.4% from $1,233,380 for the year ended September 30, 2001 to $1,485,507 for the year ended September 30, 2002. Included in the net loss for the year ended September 30, 2002, is the loss of the new Chicago operation that was approximately $(430,000). This loss is considered by management to be normal for a new operation. Our net loss as percentage of revenue decreased from 10.3% for the year ended September 30, 2001 to 9.0% for the year ended September 30, 2002.

Liquidity and Capital Resources

     We expect to continue to grow our business and maintain the expense of an infrastructure to support this expected growth. We expect that with our existing cash reserves, additional borrowings and cash flow provided from future operations, we will be able to put additional PODS in service in our existing Company-owned territories and increase their profitability

     Sales to Franchisees. Our largest source of cash during the year ended September 30, 2002 was from sales of PODS and lifts to our franchisees and fees and royalties paid by our franchisees. During the year ended September 30, 2002 our franchise fees increased by $698,000 or 199% from $350,000 for the year ended September 30, 2001 to $1,048,000 for the year ended September 30, 2002. Our revenue from services to franchises (including royalties) increased by $703,289 or 125.2% from $561,812 for the year ended September 30, 2002 to $1,265,101 for the year ended September 30, 2002. As of September 30, 2002, 17 of our 31 franchises have been open for more than one year. As those franchises continue to mature, we expect them to purchase additional PODS and lifts from us. We also expect royalty revenue from them to continue to increase. In addition, we sold twelve new franchises during this fiscal year, representing approximately twenty, 400,000-population territories, eight of which opened for business in 2002. As of September 30, 2002, we have sold nine franchises, representing approximately sixteen 400,000-population units, which we expect will open during the upcoming fiscal year. These franchises will purchase PODS and lifts from us and generate additional royalty revenue.

     Borrowings. Borrowings were our second largest source of cash. During the year ended September 30, 2002, our long-term debt increased to $8,877,830. The debenture offering raised $7,080,000 as of September 30, 2002. We believe that our ability to borrow will increase as a result of this debenture offering.

     Rental and Delivery Revenue. During the year ended September 30, 2002 our third largest source of cash was from rental and delivery revenue generated by our company-owned PODS moving and storage business. We expect revenues from this source to increase at a slower rate as our Tampa Bay and Ft. Lauderdale operations approach maturity.

Item 7. Financial Statements.

Financial Statements

     Years ended September 30, 2002 and September 30, 2001

Report of Independent Certified Public Accountants

Board of Directors
PODS, Inc.

     We have audited the accompanying balance sheets of PODS, Inc. as of September 30, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PODS, Inc. at September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Tampa, FL
December 13, 2002

PODS, Inc.

Balance Sheets

	September 30

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$2,404,340	$2,277,920
Accounts receivable, net of allowance for doubtful accounts of $70,134 and $17,536, respectively	1,388,687	931,333
Prepaid expenses and other current assets	313,314	139,266
Inventory	801,107	830,104

Total current assets	4,907,448	4,178,623
PODS and lifts in process	169,752	331,788
Rental equipment, net of accumulated depreciation	5,458,870	3,987,641
Property and equipment, net of accumulated depreciation	1,795,203	1,549,735
Other assets:
Deposits	149,013	105,386
Other noncurrent assets	796,540	761,920

Total other assets	945,553	867,306

Total assets	$13,276,826	$10,915,093

See accompanying notes.

	September 30

	2002	2001

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,437,745	1,418,665
Due to customers	26,343	24,884
Deferred revenue	550,057	308,784
Deferred franchise fees	96,200	260,000
Accrued expenses	660,519	620,381
Current portion of long-term debt and capital leases	816,669	740,904

Total current liabilities	4,587,532	3,373,618
Long-term debt and capital lease obligations, net of current portion	981,161	1,708,336
Subordinated debentures	7,080,000	3,845,000
Stockholders’ equity:
Common stock, par value $.0001 per share:
authorized 100,000,000 shares; 11,003,737 and 11,003,237 shares issued and outstanding at September 30, 2002 and 2001, respectively	1,100	1,100
Additional paid-in capital	6,853,815	6,853,315
Unearned compensation	(156,250)	(281,250)
Accumulated deficit	(6,070,533)	(4,585,026)

Total stockholders’ equity	628,132	1,988,139

Total liabilities and stockholders’ equity	$13,276,826	$10,915,093

See accompanying notes.

PODS, Inc.

Statements of Operations

	Year ended	Year ended
	September 30	September 30
	2002	2001

Revenues:
Rental and delivery revenue	$5,000,053	4,248,410
Sales of PODS® and lifts to franchisees	9,244,092	6,851,349
Franchise license revenue	1,048,000	350,000
Revenue from services to franchisees	1,265,101	561,812

	16,557,246	12,011,571
Cost of revenues:
Cost of rental and delivery	2,931,163	2,327,682
Cost of sales of PODS® and lifts	8,056,669	5,526,235
Franchise costs	116,206	67,424

	11,104,038	7,921,341
Operating expenses:
Selling, general and administrative expenses	5,139,661	4,253,703
Depreciation and amortization	905,206	743,743

Loss from operations	(591,659)	(907,216)
Other expense (income):
Other	14,732	(28,010)
Interest income	(13,214)	(3,301)
Interest expense	892,330	357,475

Net loss	$(1,485,507)	$(1,233,380)

Basic and diluted net loss per share	$(0.14)	$(0.11)

Weighted average number of shares outstanding, basic and diluted	11,003,501	11,003,237

See accompanying notes.

PODS, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional			Total
			Paid-In	Unearned	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at September 30, 2000	11,003,237	$1,100	$6,235,650		$(3,351,646)	$2,885,104
Fair value of options issued in connection with guarantees of debt			117,665			117,665
Stock options granted to employees			500,000			500,000
Unearned portion of options granted to employees	—	—	—	(281,250)	—	(281,250)
Net loss					(1,233,380)	(1,233,380)

Balance at September 30, 2001	11,003,237	$1,100	$6,853,315	(281,250)	$(4,585,026)	$1,988,139
Earned portion of options granted to employees				125,000		125,000
Stock options exercised	500		500			500
Net loss					(1,485,507)	(1,485,507)

Balance at September 30, 2002	11,003,737	$1,100	$6,853,815	$(156,250)	$(6,070,533)	$628,132

See accompanying notes.

PODS, Inc.

Statements of Cash Flows

	Year ended	Year ended
	September 30	September 30
	2002	2001

Cash flow from operating activities
Net loss	$(1,485,507)	$(1,233,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	905,206	743,743
Gain on disposal of equipment	15	(28,010)
Stock options granted to employees	125,000	218,750
Interest expense on stock options issued in connection with guarantees of debt	52,554	47,340
Changes in assets and liabilities:
Accounts receivable	457,354	(288,143)
Prepaid expenses and other current assets	(174,048)	(247,940)
Inventory	28,997	(264,940)
PODS and lifts in process	162,036	(228,223)
Deposits and other noncurrent assets	(191,278)	47,998
Accounts payable	1,019,080	107,074
Due to customers	1,459	(72,645)
Deferred revenue	241,273	29,810
Accrued expenses and deferred franchise fees	(123,662)	610,655

Total adjustments	1,589,278	675,469

Net cash used in operating activities	103,771	(557,911)
Cash flow from investing activities
Purchase of PODS	(2,010,750)	(851,862)
Purchase of property and equipment	(483,389)	(336,190)
Proceeds from sale of PODS and equipment	6,000	160,992
Patent costs	—	(3,409)

Net cash used in investing activities	(2,488,139)	(1,030,469)
Cash flow from financing activities
Debt issuance cost	(20,842)	(385,135)
Proceeds from subordinated debentures	3,235,000	4,702,067
Principal payments on long-term debt and capital lease obligations	(703,870)	(873,629)
Exercise of stock options	500	—

Net cash provided by financing activities	2,510,788	3,443,303

Net increase in cash	126,420	1,854,923
Cash and cash equivalents at beginning of period	2,277,920	422,997

Cash and cash equivalents at end of period	$2,404,340	$2,277,920

Supplemental disclosures of noncash financing activities:
Equipment financed through capital leases	$52,460	$28,035

Fair value of options issued in connection with guarantees of debt	$	$117,665
Value of stock options issued to employees	$	$500,000

See accompanying notes.

PODS, Inc.

Notes to Financial Statements

September 30, 2002

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

The Company was initially formed as a limited liability company, Portables On Demand Storage, LLC, under the laws of the state of Florida on August 26, 1998. Upon formation, the Company merged the assets and liabilities of a predecessor entity, Rope Developments Partnership, into the Company. In February 1999, the Company registered a name change with the state of Florida to PODS, LLC. In September 1999, the Company transferred the assets of PODS, LLC at net book value to a newly formed corporation, PODS, Inc.

Revenues

Revenues from the rental of portable storage units are recognized ratably over the rental period. Deferred revenue represents amounts billed for rental periods that extend beyond the balance sheet date as well as amounts billed for deliveries/pickups which have not yet taken place. Unbilled accounts receivable represents revenue earned but not invoiced. Revenues for pickup and delivery charges are recognized as the service is rendered. Revenues related to the sales of PODS and lifts to franchisees are recorded upon delivery of the equipment to the franchisee.

Initial franchise fees from franchisees are recognized upon the opening of the franchise operation. Fees received prior to this point are reflected as deferred revenue to be recognized when all services have been substantially performed. Royalties and fees for advertising and billing services provided by the Company to the franchisees are computed as a percentage of franchisees’ rental revenues and are recognized as earned. During the years ended September 30, 2002 and September 30, 2001, the Company sold 16 and 19.25 franchises (representing 9 and 13 metropolitan areas, respectively) and recognized initial franchise fee revenues related to these franchises of $1,048,000 and $350,000, respectively.

The Company does not provide financing for its franchisees. However, the Company has allowed its first franchisee as well as a partner of this franchisee to defer payment on a portion of its royalties and POD and lift purchases. Deferred amounts due from this franchise are $155,938 and $162,132 at September 30, 2002 and 2001, respectively.

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

During the fourth quarter of fiscal 2002, the Company recorded adjustments totaling approximately $159,000 primarily relating to accounts receivable.

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

Rental Equipment

Rental equipment consists of PODS that are used for rental to customers. The PODS are stated at cost and depreciated using the straight-line method over a ten-year useful life through June 30, 2002. Effective July 1, 2002, PODS are being depreciated over a fifteen year useful life based on a revision of the estimated useful lives and residual values. This was a result of a comprehensive analysis of the Company’s experience completed in October, 2002. This historical experience generally reflects the positive impact of various programs implemented by the Company in recent years designed to improve asset longevity and durability. Specifically, the Company implemented operational systems to track and monitor PODS, structured maintenance and refurbishment programs. The study indicates that these programs are extending the useful lives of PODS from ten years to fifteen years. This change in accounting estimate will generally result in a greater proportion of the Company’s operating assets being depreciated over longer useful lives, although the Company’s asset life ranges for other classes of assets will not change. The change in estimate decreased of depreciation expense in the year ended September 30, 2002 by approximately $78,000.

Accumulated depreciation on the rental equipment was $1,584,033 and $1,044,512 at September 30, 2002 and 2001, respectively

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of the respective assets, which range from three to fifteen years.

Patent Costs

The Company has capitalized legal fees net of amortization expense in the amount of $41,562 and $25,637 at September 30, 2002 and 2001, respectively, associated with the patent application process for its hydraulic lift system. In December 1999, the patent was allowed, and in January 2000, the Company began amortizing the patent over its 15-year remaining life. Amortization expense for patent costs capitalized for the years ended September 30, 2002 and 2000 is $2,051 and $1,879, respectively.

Advertising

The Company expenses the costs of advertising the first time an advertisement is placed. Advertising expense was $516,707 and $442,954 for the years ended September 30, 2002 and September 30, 2001, respectively.

The Company collects a fee from its franchisees, which is committed to an advertising program. The Company accrues these committed amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 45, Accounting for Franchise Fee Revenue, until the amounts are expended. Committed advertising at September 30, 2002 and 2001, was $(26,967) and $40,014, respectively, and is included in accrued expenses.

Impairment of Long-lived Assets

Impairment losses are recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. When impairment is indicated, a loss is recognized for the excess of carrying value over fair value.

Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, long-term debt and obligations under capital leases. The carrying values of the Company’s financial instruments approximate fair value.

Reclassifications

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and in the accompanying notes. Actual results could differ from those estimates.

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

3. Related-Party Transactions

     The Company has engaged in business transactions for the purchase of insurance from a relative of an officer/stockholder of the Company. The Company purchases liability, property and life insurance. For the years ended September 30, 2002 and 2001, amounts charged to expense relating to transactions with this individual were $330,996 and $103,120, respectively.

4. Inventory

The Company’s inventory is summarized as follows at September 30:

	2002	2001

Completed PODS and lifts	$195,716	$136,593
PODS and lifts in process	21,323	29,314
Raw materials	584,068	664,197

Total inventory	$801,107	$830,104

5. Property and Equipment

The Company’s property and equipment is summarized as follows at September 30:

	2002	2001

Equipment	$1,542,944	$1,232,578
Furniture	102,017	93,814
Leasehold improvements	173,778	148,794
Computer equipment and software	538,484	500,911
Vehicles	174,119	24,869

Total property and equipment	2,531,342	2,000,966
Accumulated depreciation	(736,139)	(451,231)

Property and equipment, net	$1,795,203	$1,549,735

5. Property and Equipment (continued)

Assets recorded under capital leases are included in property, equipment and rental equipment are as follows at September 30:

	2002	2001

PODS	$279,128	$279,128
Hydraulic lifts	161,265	161,265
Equipment	464,313	411,853

	904,706	852,246
Accumulated depreciation	(250,717)	(159,254)

	$653,989	$692,992

Depreciation expense for the years ended September 30, 2002 and 2001 were $823,887 and $686,511, respectively and includes depreciation on portable storage units, hydraulic lifts and equipment under capital lease of $87,091 in 2002 and 2001.

6. Leasing Arrangements and Commitments

The Company leases vehicles, office equipment and office and warehouse space under operating leases having terms from two to six years. Certain of these leases include renewal options for periods up to two years. Rental expense for the years ended September 30, 2002 and 2001 were $1,440,199 and $1,049,104, respectively.

Future minimum annual lease payments under the above operating leases as of September 30, 2002 are as follows:

2003	$1,665,449
2004	1,332,315
2005	520,274
2006	422,741
2007	287,716
Thereafter	208,911

$4,437,406

7. Long-Term Obligations

Long-term obligations as of September 30 are summarized as follows:

	2002	2001

10% note payable, principal and interest due on September 30, 2003; collateralized by software	80,000	80,000
Notes payable, principal and interest payable in installments through September 2004, interest at varying rates from 7.75% to 9.5%; collateralized by certain assets	1,217,475	1,736,822
Subordinated Convertible Debentures	7,080,000	3,845,000
Capital leases, principal and interest payable in installments through 2005, interest at varying rates from 8.0% to 9.18%	500,355	632,418

	8,877,830	6,294,240
Less current portion	(816,669)	(740,904)

Due after one year	$8,061,161	$5,553,336

The Company raised $7,080,000 through an offering of Series A Subordinated Convertible Debentures. These debentures carry an interest rate of 12% payable quarterly and mature on April 15, 2010. They are convertible into one share of common stock for each $5.10 of debentures held only the event of a public offering or the sale of the Company.

Certain of the above notes are personally guaranteed by certain stockholders and directors of the Company. During the nine months ended September 30, 2000, the Company granted 200,000 options to purchase the Company’s common stock at $1 per share to certain guaranteeing stockholders and directors in exchange for their personal guarantees. In October 2000 the Company granted 50,000 options to purchase the Company’s Common Stock at a price of $1 in exchange for another personal guarantee. The total fair value of the options granted as of September 30, 2002 and 2001 is $0 and $184,825 respectively, and is included in other non-current assets in the Company’s balance sheet. The fair value of the options granted was calculated using the Black-Scholes Model with an estimated market value of the common stock, which took into consideration recent and anticipated sales of the Company’s common stock. Amortization of this asset is recorded as interest expense and amounted to $52,554 during the year ended September 30, 2002 and $49,285 during the year ended September 30, 2001.

Cash paid for interest during the year ended September 30, 2002 and 2001 was $706,569 and $236,874, respectively.

Annual maturities of long-term debt as of September 30, 2002 are summarized as follows:

2003	$646,337
2004	412,238
2005	196,467
2006	32,034
2007	10,399
Thereafter	7,080,000

$8,377,475

Future minimum lease payments on capital leases are summarized as follows:

2003	$197,483
2004	164,433
2005	91,365
2006	56,228
2007	4,647

514,156
Less amount representing interest	(13,801)

Present value of minimum lease payments (includes current portion of $250,332)	$500,355

8. Income Taxes

At September 30, 2002 and 2001, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts measured by the tax laws. The Company also has net operating loss carryforwards available to offset future taxable income.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Deferred Tax
	Assets/Liabilities

	September 30	September 30
Temporary Differences/Carryforwards	2002	2001

Deferred tax assets:
Net operating loss carryforward	$2,296,822	$1,487,250
Deferred rental income	59,891	59,386
Other	122,561	127,392

Total deferred tax assets	2,479,274	1,674,028
Deferred tax liabilities:
Property and equipment	769,918	563,183

Total deferred tax liability	769,918	563,183
Less valuation allowance	1,709,356	1,110,845

Net deferred tax asset	$—	$—

Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is required equal to the full amount of the net deferred tax asset. During the years ended September 30, 2002 and 2001, the valuation allowance increased by $598,511 and $417,219, respectively.

At September 30, 2002, the Company’s net operating loss carryforward for federal income tax purposes is $6,103,699, which expires through the year 2022.

9. Stockholders’ Equity

Effective December 31, 2000, the Company converted certain shareholder interests in the predecessor entity, PODS, LLC, that employees were entitled to in the event of a public offering of the Company’s common stock or the sale of the Company to options in shares of stock in PODS, Inc. There were 250,000 options granted that vest over a four year period beginning January 1, 2000. The options have an exercise price of $1 per share, but were granted when the fair market value of the stock was $3 per share. This resulted in the intrinsic value of the options of $500,000 being recorded. This amount is being amortized as compensation expense over the vesting period of the options. Compensation expense of $125,000 and $218,750 was recorded in the years ended September 30, 2002 and 2001, respectively.

11. Loss Per Share

Options to purchase shares of common stock were not included in the computation of diluted loss per share because of the antidilutive effect of the options on the loss per share calculation.

12. Stock Option Grants

During fiscal 2000, the Board of Directors adopted the 2000 Stock Option Plan (the Plan). Under the terms of the Plan, 1,100,000 shares of the Company’s common stock may be subject to option and sold. During the years ended September 30, 2002 and 2001, the Company granted 183,584 and 325,000 incentive stock options, respectively, to purchase its common stock to Company employees and Board of Director members under the Plan. The per share option price was set based on management’s estimate of the market value of the Company’s common stock at the time of the grant of the incentive stock option. The value of the Company’s common stock was estimated by management, taking into consideration recent and anticipated sales of the Company’s common stock. These options have an exercise price of $1 to $3 per share and life of ten years; and are subject to vesting based on length of service.

The following table summarizes the stock option activity during the twelve months ended September 30, 2001 and 2002:

		Per Share	Fair Value
	Number of	Option	of Options at
	Shares	Price	Grant

Outstanding at September 30, 2000	170,250	$1

Exercisable at September 30, 2000	170,250	$1

Granted	275,000	$1	$2.44
Granted	50,000	$3	$1.32

Outstanding at September 30, 2001	445,250	$1

Outstanding at September 30, 2001	50,000	$3

Exercisable at September 30, 2001	249,000

Granted	183,584	$3.25	$1.06
Exercised	500	$1
Cancelled	—	—

Outstanding at September 30, 2002	445,250	$1

Outstanding at September 30, 2002	50,000	$3

Outstanding at September 30, 2002	183,584	$3.25

Exercisable at September 30, 2002	305,250	$1 to 3.00

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, but applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its incentive stock options. Therefore, no compensation expense has been recognized for stock options granted to Company employees and board members at fair market value. Additionally, compensatory stock options granted to employees at below market value have been recorded using the intrinsic value outlined in APB No. 25. Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed in SFAS No. 123, net loss would have been increased to $1,829,123 ($0.17 per share) and $1,417,829 ($0.13 per share) for the years ended September 30, 2002 and 2001, respectively.

The fair value for these options was estimated at the date of grant using the Minimum Value option pricing model with the following assumptions:

	2002	2001

Risk free interest rate	5.7%	5.8%
Dividend yield	—	—
Expected life of options (in years)	7	7

The weighted average remaining contractual life of the options is nine years.

13. Subsequent Events (Unaudited)

As of December 13, 2002, an additional $1,895,000 was raised through the sale of the Series A Subordinate Convertible Debenture.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our board of directors includes four members, one of which is an executive officer. Our directors are elected annually. We have no board committees. The following table sets forth the name, age and position of each of our directors and executive officers:

Name	Age	Position

Peter S. Warhurst	50	President, Chief Executive Officer and Chairman of the Board
Thomas M. Calcaterra	48	Chief Financial Officer
David Revelia	49	Chief Operations Officer
R. Paul Umberg	62	Chief Administrative Officer
Philip Doganiero	45	Director
Scott Spencer	38	Director
W. Keith Schilit	48	Director

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

     Mr. Spencer has been a member of our Board of Directors since March, 2002. He is a founding member of the Board of Directors of Spencer International Advisors, Inc., a full-service, fee-only investment management firm located in Clearwater, Florida, and currently serves as its President and Chief Executive Officer. He is a Certified Public Accountant, a Certified Financial Planner practitioner, and has served as an Industry Arbitrator Chairperson appointee of the NASD Dispute Regulation, Inc., a subsidiary of the National Association of Securities Dealers, Inc. Mr. Spencer has a Bachelor's degree (cum laude) in accounting and a Masters of Business Administration degree from Chaminade University of Honolulu. From 1985 to 1989, he was an account executive with GTE-Hawaiian Telephone, and after successfully completing the Certified Public Accountant exam, worked as a tax and international currency advisor to private investors. During 1993 to 1997, he served as vice president of Spencer International Investments, Inc., a broker/dealer corporation licensed by the NASD.

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

Item 10. Executive Compensation

     The following table sets forth all cash compensation we paid or accrued during each of our last three fiscal years to our executive officers. For years not contained in the table, total annual salary and bonus did not exceed $100,000. The options included in the table were granted to Mr. Warhurst in return for his guaranty of our debt.

Summary Compensation Table

					Long Term Compensation

	Annual Compensation				Securities
					Underlying
Name and				Other Annual	Options	All Other
Principal Position	Year	Salary($)	Bonus($)	Compensation	Awarded	Compensation

Peter S. Warhurst	2002	$131,295	$—	—	—	—
	2001	$55,871	$—	—	—	—
	2000	$17,692	—	—	30,000	—
David Revelia	2002	$107,000	—	—	12,500	—
Thomas M. Calcaterra	2002	$103,640	$25,000	—	22,500	—
	2001	$100,397	$15,000	—	10,000	—
R. Paul Umberg	2002	$132,750	—	—	22,500	—
	2001	$108,739	—	—	35,000	—

Option Grants During 2002

      The following table provides information regarding stock options granted during fiscal year 2002 to our officers. All of these options have an exercise price equal to estimated fair market value on the date of grant. In addition to the options described in the following table, we granted options to three of our other directors and two of our other executive officers in return for their guaranty of our debt. Those options are described under “Related Party Transactions.”

	Number of	Percent of
	Shares	Total Options
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price
Name	Granted	Fiscal Year	Per Share	Expiration Date

Thomas M. Calcaterra	22,500	16.3%	3.25	October 1, 2011 and February 1, 2012
R. Paul Umberg	22,500	16.3%	3.25	October 1, 2011 and February 1, 2012
David Revelia	12,500	9.1%	3.25	October 1, 2011

Year-End Option Values

     The following table provides information as to the number and value of options outstanding at September 30, 2002, held by our officers.

	Number of Unexercised	Value of Unexercised
	Options at	In-the-Money Options
	September 30, 2002	at September 30, 2002
Name	Exercisable/Unexercisable	Exercisable/Unexercisable

Peter S. Warhurst Thomas M. Calcaterra R. Paul Umberg David Revelia	30,000/0 55,000/42,500 85,000/42,500 0/12,500	Footnote(1) Footnote(1) Footnote(1) Footnote(1)

(1)	The Company is unable to state the market value of its common equity because the Company’s common equity is not publicly traded and no valuation of the shares has been performed. This amount is not disclosed due to the lack of a trading market for the Company’s common stock.

     Messrs Calcaterra and Umberg have employment contracts with the Company which began in February and April of 2000 respectively. Under the terms of the contract Messrs. Calcaterra and Umberg are employed for a four year period of time, however, they can be terminated without cause with two weeks notice and Messrs. Calcaterra and Umberg are to receive a grant of 10,000 stock options at the beginning of each year of employment at the then current estimated market value of the Company’s common stock.

Stock Option Plan

     In 2000, our board of directors approved our 2000 Stock Option Plan. Employees, directors and consultants are eligible to receive grants of options under the plan. We set aside 1.1 million shares in the plan. As of December 13, 2002, options to purchase a total of 678,834 shares of our common stock had been granted under the plan, including 105,834 to our outside directors and 207,500 to our executive officers.

Director Compensation

     Currently, we do not pay our directors cash compensation for their service as directors. In February, 2000, we granted to each of our directors options to purchase 7,500 shares of our common stock at a purchase price of $1.00 per share. The options vested on January 1, 2001 and expire in February, 2010. In January, 2001, we granted each of our directors options to purchase another 7,500 shares of our common stock at a purchase price of $3.00 per share. The options vested on January 1, 2002 if the holder was a director on December 31, 2001. In October of 2001, we granted each of our directors options to purchase another 10,000 shares of our common stock at a purchase price of $3.25 per share. We also granted 5,834 options to purchase shares at $3.25 on March 1, 2002, to a new director. The options vested on October 1, 2002 if the holder is a director on September 30, 2002.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table provides information as of December 13, 2002 about stockholders who are the beneficial owners of more than 5% of our common stock or who are our directors (or served as such during the last fiscal year) or executive officers. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

	Amount and Nature
	of Beneficial Ownership(1)

Name and Address of Beneficial Owner	Shares	Percentage

PODS USA, LLC(2)	7,000,000	63.6%
6061 45th Street North St. Petersburg, FL 33714
JPJ Development, Inc.(2)	7,000,000	63.6%
6061 45th Street North St. Petersburg, FL 33714
Peter S. Warhurst(2),(3)	7,030,000	63.7%
Philip Doganiero(4)	555,000	5.0%
Dennis Martino(5, 11)	348,172	3.2%
W. Keith Schilit(6)	256,065	2.3%
Martin H. Schweitzer(7, 11)	75,000	0.6%
R. Paul Umberg(8)	85,000	0.7%
Thomas M. Calcaterra(9)	55,000	0.4%
David Revelia(10)	0	—
All directors and executive officers as a group	8,379,237	76.1%
(8 persons)

(1)	The percentages are calculated on the basis of 11,003,737 shares of common stock outstanding on September 30, 2001. Under SEC rules, we calculate the percentage ownership of each person who owns exercisable options by adding (1) the number of exercisable options for that person only to (2) the number of total shares outstanding, and dividing the result into (3) the total number of shares and exercisable options owned by that person. The business address of each of our directors and executive officers is: c/o PODS, Inc., 6061 45th Street North, St. Petersburg, Florida 33714.

Since our shareholders are not required to file reports of beneficial ownership under Section 13(d) of the Securities and Exchange Commission, the information in this table is derived from our records and is based on our interpretation of the term “beneficial ownership,” rather than on reports filed with the Securities and Exchange Commission.

(2)	PODS USA, LLC is a limited liability company. The following members hold the voting interests in PODS USA, LLC:

Approximate %
of Voting
Member	Interest

JPJ Development, Inc.	50%
Varo Estates, Inc.	31%
Ona, LLC	12%
Robert B. Timberlake	2%
Dennis Martino, Trustee	2%
Richard K. Warhurst	1%
Christopher J. Cavallaro	1%
Ricardo Chaves	Less than 1%
William K. Lovelace	Less than 1%

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

(3)	Includes all of the shares beneficially owned by JPJ Development, Inc. and an exercisable option to purchase 30,000 shares.

(4)	Includes 500,000 shares owned by the Doganiero Family Trust and exercisable options to purchase 55,000 shares.

(5)	Includes 293,172 shares held in Mr. Martino’s IRA and exercisable options to purchase 55,000 shares. Does not include any shares owned by PODS USA, LLC.

(6)	Includes 201,065 shares owned by Mr. Schilit and his wife jointly and exercisable options to purchase 55,000 shares.

(7)	Includes 50,000 shares owned by Mr. Schweitzer and his wife jointly and exercisable options to purchase 25,000 shares.

(8)	Represents exercisable options to purchase 85,000 shares.

(9)	Represents exercisable options to purchase 55,000 shares.

(10)	Mr. Revelia owns an approximate 4.28% non-voting interest in PODS USA, LLC.

(11)	Messrs. Martino and Schweitzer are no longer directors of the Company.

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

     In 1997, JPJ Development, Inc. made a non-interest bearing $90,000 loan to Rope Developments. One-half of the loan was repaid and the other half was converted to capital in August, 1998. Also, in February through August, 1998, Rope Development advanced to Davlin Investments, Inc. $500 per week. The advances totaled $15,000 and were non-interest bearing. Davlin Investments has repaid these advances.

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

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

Exhibit
Number		Description

3.1(†)	—	Articles of Incorporation of Registrant.
3.2(†)	—	Articles of Amendment to Articles of Incorporation of Registrant.
3.3(†)	—	Bylaws of Registrant.
4.1(†)	—	Revised Form of Series A Subordinated Convertible Debenture.
4.2(†)	—	Revised Form of Trust Indenture for Series A Subordinated Convertible Debentures.
4.3(†)	—	Revised Form of Escrow Agreement between U.S. Bank Trust National Association and the Registrant for Series A Subordinated Convertible Debentures.
4.4(†)	—	Promissory Note between Rope Developments and Pinellas Community Bank dated April 16, 1997. (Principal amount of $27,000)
4.5(†)	—	Promissory Note between Rope Developments and Citizens Bank & Trust dated April 10, 1998. (Principal amount of $19,699.22)
4.6(†)	—	Promissory Note between Rope Developments and Citizens Bank & Trust dated September 1, 1998. (Principal amount of $44,000)
4.7(†)	—	Commercial Security Agreement between Rope Developments and Citizens Bank & Trust dated September 1, 1998.
4.8(†)	—	Intentionally Omitted.
4.9(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated August 6, 1999. (Principal amount of $100,000)
4.10(†)	—	Commercial Security Agreement between PODS, Inc. and Peoples Bank dated August 6, 1999.
4.11(†)	—	Business Loan Agreement dated September 3, 1999 between PODS, Inc. and First National Bank of Florida. (Principal amount of $15,526.87)
4.12(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $15,526.87)
4.13(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.14(†)	—	Business Loan Agreement dated September 3, 1999 between PODS, Inc. and First National Bank of Florida. (Principal amount of $37,263.07)
4.15(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $37,263.07)
4.16(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.17(†)	—	Business Loan Agreement dated September 3, 1999 between PODS, Inc. and First National Bank of Florida. (Principal amount of $79,636.41)
4.18(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $79,636.41)
4.19(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.20(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,541.03)
4.21(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,541.03)
4.22(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.23(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,813.37)
4.24(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,813.37)

Exhibit
Number		Description

4.25(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.26(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $93,261.60)
4.27(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $93,261.60)
4.28(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.29(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $99,046.99)
4.30(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $99,046.99)
4.31(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.32(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,797.18)
4.33(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,797.18)
4.34(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.35(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,813.49)
4.36(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,813.49)
4.37(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.38(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $140,084.20)
4.39(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $140,084.20)
4.40(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.41(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated September 15, 1999. (Principal amount of $62,365.40)
4.42(†)	—	Commercial Security Agreement between PODS, Inc. and Peoples Bank dated September 15, 1999.
4.43(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated May 23, 2000. (Principal amount of $500,000)
4.44(†)	—	Commercial Security Agreement between PODS, Inc. and Peoples Bank dated May 23, 2000.
4.45(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated September 5, 2000. (Principal amount of $500,000)
4.46(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated October 18, 2000. (Principal amount of $500,000)
4.47(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated October 18, 2000. (Principal amount of $500,000)
4.48(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated October 18, 2000.

Exhibit
Number		Description

4.49(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated December 19, 2000. (Principal amount of $250,000)
4.50(†)	—	Promissory Note between PODS, Inc. and PowerCerv Technologies Corporation dated September 30, 1999. (Principal amount of $80,000)
10.1(†)	—	Organizational Written Action of The Board of Directors of PODS, Inc. pursuant to which PODS, Inc. acquired the assets of PODS, LLC.
10.2(†)	—	Stockholders’ Agreement.
10.3(†)	—	Form of Indemnification Agreements between Registrant and its directors.
10.4(†)	—	Employment Agreement between PODS, Inc. and R. Paul Umberg dated April 4, 2000.
10.5(†)	—	Employment Agreement between PODS, Inc. and Thomas M. Calcaterra dated February 1, 2000.
10.6(†)	—	Lease dated December , 1998 between MICP Realty Associates No. 2, MICP Realty Associates No. 3, MICP Realty Associates No. 4, and MICP Realty Associates No. 5 (all as landlord) and Portables On Demand Storage, LLC.
10.7(†)	—	Rider dated January 5, 1999 to Lease dated December 31, 1998.
10.8(†)	—	Lease Expansion Agreement dated June 18, 1998 between MICP Realty Associates Nos. 2, 3, 4 and 5 and Portables On Demand Storage, LLC.
10.9(†)	—	Warehouse Lease dated May 24, 1999 between Wes-Flo Co. and PODS, LLC.
10.10(†)	—	Business Lease dated September 17, 1999 between Fundamental Hopkins Easton No. 11, Inc. and PODS, Inc.
10.11(†)	—	Lease between William B. Shirley and PODS, Inc. dated February 24, 2000.
10.12(†)	—	Form of Stock Option Grants dated August 23, 2000 between each of the Registrant and Peter J. Warhurst, Philip Doganiero, Dennis Martino, and W. Keith Schilit regarding loan guarantees.
10.13(†)	—	2000 Stock Option Plan.
10.14(†)	—	Lease Agreement dated as of December 31, 2001, between First American Trust and PODS, Inc.
21(†)	—	Subsidiaries of registrant
99.1	—	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

† Incorporated by reference to the Company’s registration statement on Form SB-2, file number 333-55460, filed in Washington, D.C. on May 30, 2001

(b) Reports on Form 8-K

     None

Item 14. Controls and Procedures.

     The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s CEO and CFO, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company’s disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

     Our auditors have indicated to the audit committee that a reportable condition in our internal controls existed during the year ended September 30, 2002. This condition related to the completion of reconciliations of our bank accounts and the reconciliation of the details of our franchise accounts receivable. In an effort to address these matters, the Company brought in additional staff to bring all reconciliations current, reorganized the accounting department and is in the process of hiring more qualified staff in these areas. As of December 13, 2002, all reconciliations had been completed.

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

Signature	Capacity	Date

/s/ PETER S. WARHURST Peter S. Warhurst	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 27, 2002

/s/ THOMAS M. CALCATERRA Thomas M. Calcaterra	Chief Financial Officer (Principal Accounting and Financial Officer)	December 27, 2002

/s/ PHILIP DOGANIERO Philip Doganiero	Director	December 27, 2002

/s/ SCOTT SPENCER Scott Spencer	Director	December 27, 2002

/s/ W. KEITH SCHILIT W. Keith Schilit	Director	December 27, 2002

Exhibit Index

3.1(†)	—	Articles of Incorporation of Registrant.
3.2(†)	—	Articles of Amendment to Articles of Incorporation of Registrant.
3.3(†)	—	Bylaws of Registrant.
4.1(†)	—	Revised Form of Series A Subordinated Convertible Debenture.
4.2(†)	—	Revised Form of Trust Indenture for Series A Subordinated Convertible Debentures.
4.3(†)	—	Revised Form of Escrow Agreement between U.S. Bank Trust National Association and the Registrant for Series A Subordinated Convertible Debentures.
4.4(†)	—	Promissory Note between Rope Developments and Pinellas Community Bank dated April 16, 1997. (Principal amount of $27,000)
4.5(†)	—	Promissory Note between Rope Developments and Citizens Bank & Trust dated April 10, 1998. (Principal amount of $19,699.22)
4.6(†)	—	Promissory Note between Rope Developments and Citizens Bank & Trust dated September 1, 1998. (Principal amount of $44,000)
4.7(†)	—	Commercial Security Agreement between Rope Developments and Citizens Bank & Trust dated September 1, 1998.
4.8(†)	—	Intentionally Omitted.
4.9(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated August 6, 1999. (Principal amount of $100,000)
4.10(†)	—	Commercial Security Agreement between PODS, Inc. and Peoples Bank dated August 6, 1999.
4.11(†)	—	Business Loan Agreement dated September 3, 1999 between PODS, Inc. and First National Bank of Florida. (Principal amount of $15,526.87)
4.12(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $15,526.87)
4.13(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.14(†)	—	Business Loan Agreement dated September 3, 1999 between PODS, Inc. and First National Bank of Florida. (Principal amount of $37,263.07)
4.15(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $37,263.07)
4.16(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.17(†)	—	Business Loan Agreement dated September 3, 1999 between PODS, Inc. and First National Bank of Florida. (Principal amount of $79,636.41)
4.18(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $79,636.41)
4.19(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.20(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,541.03)
4.21(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,541.03)
4.22(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.23(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,813.37)
4.24(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $87,813.37)

Exhibit
Number		Description

4.25(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.26(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $93,261.60)
4.27(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $93,261.60)
4.28(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.29(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $99,046.99)
4.30(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $99,046.99)
4.31(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.32(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,797.18)
4.33(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,797.18)
4.34(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.35(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,813.49)
4.36(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $101,813.49)
4.37(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.38(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $140,084.20)
4.39(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated September 3, 1999. (Principal amount of $140,084.20)
4.40(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated September 3, 1999.
4.41(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated September 15, 1999. (Principal amount of $62,365.40)
4.42(†)	—	Commercial Security Agreement between PODS, Inc. and Peoples Bank dated September 15, 1999.
4.43(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated May 23, 2000. (Principal amount of $500,000)
4.44(†)	—	Commercial Security Agreement between PODS, Inc. and Peoples Bank dated May 23, 2000.
4.45(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated September 5, 2000. (Principal amount of $500,000)
4.46(†)	—	Business Loan Agreement between PODS, Inc. and First National Bank of Florida dated October 18, 2000. (Principal amount of $500,000)
4.47(†)	—	Promissory Note between PODS, Inc. and First National Bank of Florida dated October 18, 2000. (Principal amount of $500,000)
4.48(†)	—	Commercial Security Agreement between PODS, Inc. and First National Bank of Florida dated October 18, 2000.

Exhibit
Number		Description

4.49(†)	—	Promissory Note between PODS, Inc. and Peoples Bank dated December 19, 2000. (Principal amount of $250,000)
4.50(†)	—	Promissory Note between PODS, Inc. and PowerCerv Technologies Corporation dated September 30, 1999. (Principal amount of $80,000)
10.1(†)	—	Organizational Written Action of The Board of Directors of PODS, Inc. pursuant to which PODS, Inc. acquired the assets of PODS, LLC.
10.2(†)	—	Stockholders’ Agreement.
10.3(†)	—	Form of Indemnification Agreements between Registrant and its directors.
10.4(†)	—	Employment Agreement between PODS, Inc. and R. Paul Umberg dated April 4, 2000.
10.5(†)	—	Employment Agreement between PODS, Inc. and Thomas M. Calcaterra dated February 1, 2000.
10.6(†)	—	Lease dated December , 1998 between MICP Realty Associates No. 2, MICP Realty Associates No. 3, MICP Realty Associates No. 4, and MICP Realty Associates No. 5 (all as landlord) and Portables On Demand Storage, LLC.
10.7(†)	—	Rider dated January 5, 1999 to Lease dated December 31, 1998.
10.8(†)	—	Lease Expansion Agreement dated June 18, 1998 between MICP Realty Associates Nos. 2, 3, 4 and 5 and Portables On Demand Storage, LLC.
10.9(†)	—	Warehouse Lease dated May 24, 1999 between Wes-Flo Co. and PODS, LLC.
10.10(†)	—	Business Lease dated September 17, 1999 between Fundamental Hopkins Easton No. 11, Inc. and PODS, Inc.
10.11(†)	—	Lease between William B. Shirley and PODS, Inc. dated February 24, 2000.
10.12(†)	—	Form of Stock Option Grants dated August 23, 2000 between each of the Registrant and Peter J. Warhurst, Philip Doganiero, Dennis Martino, and W. Keith Schilit regarding loan guarantees.
10.13(†)	—	2000 Stock Option Plan.
10.14(†)	—	Lease Agreement dated as of December 31, 2001, between First American Trust and PODS, Inc.
21(†)	—	Subsidiaries of registrant
99.1	—	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

† Incorporated by reference to the Company’s registration statement on Form SB-2, file number 333-55460, filed in Washington, D.C. on May 30, 2001

CERTIFICATION

I, Thomas M. Calcaterra, certify that:

1. I have reviewed this annual report on Form 10-KSB of PODS, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     December 27, 2002

/s/ Thomas M. Calcaterra

Thomas M. Calcaterra
CFO

CERTIFICATION

I, Peter S. Warhurst, certify that:

1. I have reviewed this annual report on Form 10-KSB of PODS, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     December 27, 2002

/s/ Peter S. Warhurst

Peter S. Warhurst
President and CEO